Form 10-Q
period 1996-06-30
INFOSEEK CORP
filed 1996-08-14
CIK 920729

                      U.S SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

       X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      ---                     EXCHANGE ACT OF 1934

                  For the quarterly period ending June 30, 1996

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      ---                       EXCHANGE ACT OF 1934

                        For the transition period from       to
                         Commission file number 33-4142

                              Infoseek Corporation
              (Exact name of registrant as specified in its charter)






                         2620 AUGUSTINE DRIVE, SUITE 250
                              SANTA CLARA, CA 95054
                     (Address of principal executive offices)


                                  408-567-2700
               (Registrant's telephone number, including area code)


Check whether the registrant:(1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90days.

                                       Yes    No  X

As of June 30, 1996, there were 25,400,728 shares of the Registrant's common stock outstanding.

PART I                         FINANCIAL INFORMATION                                   NUMBER
ITEM 1:           Financial Statements

                  Condensed Balance Sheets as of June 30, 1996
                           and December 31, 1995................................          3
                  Condensed Statements of Operations for the Three
                           and Six Months Ended June 30, 1996 and 1995..........          4
                  Condensed Statements of Cash Flows for the Six
                           Months Ended June 30, 1996 and 1995..................          5
                  Notes to Condensed Financial Statements.......................          6

ITEM 2:           Management's Discussion and Analysis of Financial Conditions
                  and Results of Operations.....................................          7

PART II           OTHER INFORMATION.............................................         15

Signatures        ..............................................................         18

PART I:      FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                              INFOSEEK CORPORATION
                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                     JUNE 30,
                                                      1996        DECEMBER 31,
ASSETS                                             (UNAUDITED)      1995
Current assets:
     Cash and cash equivalents                      $    560    $  1,128
     Short-term investments                            55,731         497
     Accounts receivable,net                            1,302         499
     Other current assets                                 886         111
         Total current assets                          58,479       2,235
Property and equipment,net                              5,225       2,813
Deposits and other assets                                 675          75
         Total assets                                $ 64,379    $  5,123

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                $  2,709    $  1,222
     Accrued payroll and payroll related expenses         448          71
     Other accrued liabilities                          1,563         612
     Short-term obligations                               881         238
       Total current liabilities                        5,601       2,143
     Long-term obligations                              2,639         837
Shareholders' Equity:
     Preferred stock                                       --          --
     Convertible preferred stock                           --       6,694
     Common stock                                      74,287       2,412
     Accumulated deficit                              (13,123)     (4,833)
     Deferred compensation                             (4,428)     (2,080)
     Notes from shareholders                             (597)        (50)

         Total shareholders' equity                    56,139       2,143

         Total liabilities and shareholders' equity  $ 64,379    $  5,123





                  See notes to condensed financial statements.

                              INFOSEEK CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     THREE MONTHS ENDED       SIX MONTHS ENDED

                                          JUNE 30,                JUNE 30,
                                     1996        1995        1996        1995

Revenues                          $  3,286    $     54    $  5,018    $     59
Cost of revenues                       729         112       1,384         191

Gross profit (loss)                  2,557         (58)      3,634        (132)
Operating expenses:
     Research and development          950         195       1,579         371
     Sales and marketing             5,566         244       8,784         321
     General and administrative        919         155       1,659         252

     Total operating expenses        7,435         594      12,022         944

Operating loss                      (4,878)       (652)     (8,388)     (1,076)
Interest income,net                    155          31          98          34


Net loss                           $(4,723)       (621)    $(8,290)   $ (1,042)

Net loss per share                 $ (0.52)     $(0.02)    $ (0.47)   $  (0.04)

Shares used in computing net
loss per share                       9,165      25,863      17,540      25,915
















                  See notes to condensed financial statements.

                              INFOSEEK CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                   SIX MONTHS ENDED
                                                                                       JUNE 30,

                                                                                  1996       1995
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                      $ (8,290)    $(1,042)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                 785         159
     Amortization of unearned compensation related to stock options                729          --
     Fair value assigned to services provided by Netscape                           --          67
Changes in assets and liabilities:
     Accounts receivable                                                          (803)        (36)
     Other current assets                                                         (775)        (19)
     Accounts payable                                                            1,487          68
     Accrued payroll and payroll related expenses                                  377           4
     Other accrued liabilities                                                     951          11
     Net cash used in operating activities                                    $ (5,539)   $   (788)
INVESTING ACTIVITIES
Purchase of short term investments                                             (67,730)     (2,610)
Proceeds from sales and maturities of available-
     for-sale investments                                                       12,496          84
Purchases of property and equipment                                             (3,070)       (282)
Net cash used in investing activities                                          (58,304)     (2,808)
FINANCING ACTIVITIES
Term loan                                                                        2,572          --

Repayments of term loan                                                           (127)        (40)
Payments of deposit on term loan                                                  (675)         --
Proceeds from sale of common stock, net                                         61,505       4,431
Net cash provided by financing activities                                       63,275       4,391
Net increase (decrease) in cash and cash equivalents                              (568)        795
Cash and cash equivalents at beginning of period                                 1,128         568
Cash and cash equivalents at end of period                                    $    560    $  1,363



SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES
Unearned compensation related to stock options amounted to $3,102,000 for the six months ended June 30, 1996.

                   See notes to condensed financial statements.

                              INFOSEEK CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The financial information included herein, except for the December 31,1995 balance sheet, which was derived from audited financial statements, have been prepared by the Company in accordance with generally accepted accounting principles and reflect all adjustments, consisting only of normal recurring accruals which in the opinion of management are necessary to fairly state the Company's financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Registration Statement on Form S-1 as declared effective by the Securities and Exchange Commission on June 11, 1996. The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 1996.


2.       INITIAL PUBLIC OFFERING

         In June 1996, the Company completed its initial public offering and issued 3,972,675 shares of its common stock to the public at a price of $12.00 per share.The Company received proceeds from the offering of approximately $43.4 million net of underwriting discounts, commissions and other offering costs. Simultaneously upon the closing of the initial public offering,all outstanding shares of its redeemable convertible preferred and convertible preferred stock were automatically converted into shares of common stock.


3.       NET LOSS PER SHARE

         Net loss per share is computed using the weighted average number of shares of common shares outstanding. Pursuant to the Securities and Exchanges Commission Staff Accounting Bulletins, convertible preferred stock, redeemable convertible preferred stock, common stock and common equivalent shares (options and warrants) issued by the Company at prices below the assumed public offering price during the twelve-month period prior to the offering have been included in the calculation through March 31, 1996 as if they were outstanding for all periods presented regardless of whether they are antidilutive (using the treasury stock method at an assumed public offering price).

         Net loss per share also gives effect, even if antidilutive, to common equivalent shares from preferred stock that automatically converted upon the closing of the Company's initial public offering (using the as-if-converted method). Supplemental pro forma loss per share would have been $0.21 and $0.34 for the three and six months ended June 30, 1996, respectively, assuming the convertible preferred stock was converted at the beginning of the second quarter.

ITEM 2:
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Discussion and Analysis contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1993 and
Section 21E of the Securities Exchange Act of 1934. Actual results and the timing of certain events could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth in "Risk Factors That May Affect Future Results" and other factors discussed elsewhere in this Report.

RESULTS OF OPERATIONS

  Total Revenues

     For the three months ended June 30, 1996 and 1995, total revenues were $3,286,000 and $54,000, respectively. For the six months ended June 30, 1996 and 1995,total revenues were $5,018,000 and $59,000, respectively.

         For the three months ended June 30, 1996 and 1995, advertising revenues were $3,057,000and $16,000, respectively, representing 93% and 30% of total revenues in such periods. For the six months ended June 30, 1996 and 1995, advertising revenues were $4,713,000 and $16,000, respectively, representing 94% and 27% of total revenues in such periods.The balance of total revenues during these periods was derived from subscription fees for a premium service offered to business and professional users. During 1995 and for the first six months of 1996, the Company derived its revenues substantially from the sale of advertisements on its Web pages and, to a lesser extent, from subscription fees for the Company's services. The Company expects to continue to derive substantially all of its revenues for the foreseeable future from selling advertising space on its Web sites. Advertising revenues are derived principally from short-term advertising contracts in which the Company guarantees a minimum number of impressions (display s of an advertisement to the user) for a fixed fee. Advertising revenues are recognized ratably over the term of the contract during which services are provided and are stated net of customer discounts.

         Also included in advertising revenues is the exchange by the Company of advertising space on the Company's Web sites for reciprocal advertising space in other media publications or other Web sites or receipt of applicable goods and services. Revenues from these exchange transactions are recorded as advertising revenues at the estimated fair value of the goods and services received and are recognized when both the Company's advertisements and reciprocal advertisements are run or applicable goods or services are received. Although such revenues have been insignificant to date, the Company believes these exchange transactions are of value,particularly in the marketing of the Infoseek brand, and expects to continue to engage in these transactions in the future.

         The Company has also derived revenues during 1995 and the first six months of 1996 from fees related to a premium subscription service offered to business and professional users. Revenues from this service are recognized over the period the service is provided and have been insignificant to date.

      The Company's current business model to generate revenues through the sale of advertising on the Internet is unproven. There can be no assurance that current advertisers will continue to purchase advertising space and services from the Company or that the Company will be able to successfully attract additional advertisers.

     In March 1996, the Company and NYNEX Information Technologies Company ("NYNEX")entered into a one year agreement, which provides that, beginning in May1996, the Company will prominently display the Big Yellow logo, which represents NYNEX's interactive shopping directory, as the exclusive comprehensive shopping directory within Infoseek Guide. In exchange for such exclusivity, NYNEX will pay to the Company up to an aggregate of$4.6 million in monthly payments, which amount will be decreased proportionately if the number of impressions of the Big Yellow logo is below a specified number. NYNEX may extend the term of the agreement for additional one year periods, with the fee to be determined based upon Infoseek's then current advertising rate structure. In addition, NYNEX has the right to cancel or renegotiate the agreement based upon certain relative traffic volumes on the Big Yellow and Infoseek Guide sites.The Company recognized revenue of $320,000 in connection with this agreement during the three months ended June 30, 1996. There can be no assurance that the NYNEX arrangement will prove to be mutually beneficial, that it will be continued after its initial term or that the Company will be able to produce the levels of traffic that NYNEX has negotiated.

  Cost of Revenues

     For the three months ended June 30, 1996 and 1995, cost of revenues were $729,000 and $112,000, respectively. For the six months ended June 30, 1996 and 1995, cost of revenues were $1,384,000 and $191,000, respectively. Cost of revenues consist primarily of expenses associated with the enhancement, maintenance and support of the Company's Websites, including telecommunications costs and equipment depreciation.

     Cost of revenues also includes expenses associated with the licensing of certain third-party technologies, consisting in 1995 and for the six months ended June 30, 1996 primarily of amortization of the initial license fee for the ACSIOM search engine, as well as ongoing royalties based on usage of the product. The initial license fee is amortized at a rate of $37,000 per quarter, commencing with the first quarter of 1995 and ending in the second quarter of 1996. Royalty fees to ACSIOM were paid commencing in the first quarter of 1995 and will continue as long as the Company utilizes the technology.

  Operating Expenses

     The Company's operating expenses have increased significantly in absolute dollar amounts in each quarter of 1995 and 1996, as the Company has transitioned from the product development stage to the marketing of its services and products and expansion its business. The Company expects operating expenses to continue to increase in the future as the Company continues to expand its business.

     The Company recorded aggregate deferred compensation of $5,226,000 during the fourth quarter of 1995 and first quarter of 1996 in connection with certain stock options granted during those periods. The amortization of such deferred compensation is being charged to operations over the vesting periods of the option, which are typically four years. For the three and six months ended June 30, 1996, the Company amortized $342,000 and $729,000, respectively, related to stock options. The amortization of this deferred compensation will continue to have an adverse effect on the Company's results of operations.

   Research and Development

     For the three months ended June 30, 1996 and 1995, research and development expenses were $950,000 and $195,000, respectively. For the six months ended June 30,1996 and 1995, research and development expenses were $1,579,000 and $371,000, respectively.Research and development expenses consist principally of personnel costs and equipment depreciation. Costs related to research, design and development of products and services have been charged to research and development expense as incurred.

     The increase in research and development expenses for the second quarter of 1996 and for the six months ended June 30, 1996 over the comparable periods of 1995 were primarily the result of continued product enhancements of the Infoseek Guide product and the development of the Company's next generation search engine, Ultraseek. The Company believes that a significant level of product development expenses is required to remain competitive. Accordingly, the Company anticipates that it will continue to devote substantial resources to product development and that these costs will substantially increase in absolute dollars in future periods.

  Sales and Marketing

     For the three months ended June 30, 1996 and 1995, sales and marketing expenses were $5,566,000 and $244,000 respectively. For the six months ended June 30,1996 and 1995, sales and marketing expenses were $8,784,000 and $321,000, respectively. Sales and marketing expenses consist primarily of compensation of sales and marketing personnel and promotional expenses.

     Sales and marketing expenses for the three and six months ended June 30, 1996 included payments made to Netscape pursuant to an arrangement for the listing of the Company's product on the Netscape Web page. This agreement with Netscape provides for payments of up to an aggregate of $5 million over the course of the one year term of the agreement.The Company has the right to terminate the agreement at the end of six months, in which case payments to Netscape would be reduced by an aggregate of approximately $2.5 million. During the three months ended June 30, 1996, the Company recognized $1,250,000 of the $5.0 million payment to Netscape as expense.

     In addition, the increase in sales and marketing expenses for the second quarter of 1996 and for the six months ended 1996 over the comparable periods of 1995 were also the result of hiring additional sales and marketing personnel and an increase in promotional and advertising activity. The Company expects to continue hiring additional sales and marketing personnel and to increase promotional and advertising expenses, and anticipates that these costs will continue to increase in absolute dollars in future periods.

   General and Administrative

     For the three months ended June 30, 1996 and 1995, general and administrative expenses were $919,000 and $155,000 respectively. For the six months ended June 30, 1996 and 1995, general and administrative expenses were $1,659,000 and $252,000 respectively.General and administrative expenses consist primarily of compensation of administrative and executive personnel, occupancy costs and fees for professional services.

     The increase in general and administrative expenses for the second quarter of 1996 and for the six months ended 1996 over the comparable periods of 1995 was the result of hiring additional administrative and executive staff and adding infrastructure to manage the expansion of the business. The Company anticipates that its general and administrative expenses will continue to increase in absolute dollars as the Company continues to expand its administrative and executive staff, relocates to larger facilities, adds infrastructure and incurs additional costs related to being a public company, such as expenses related to directors' and officers' insurance, investor relations programs and increased professional fees.

  Income Taxes

     Due to the Company's loss position, there was no provision for income taxes for any of the periods presented. At December 31, 1995, the Company had federal and state net operating loss carry forwards of approximately $4 million and $600,000, respectively. The federal net operating loss carry forwards will expire beginning in 2008 through 2010, if not utilized, and the state net operating loss carry forwards will expire in the years 1998 through 2000.Certain future changes in the share ownership of the Company, as defined in the Tax Reform Act of 1986 and similar state provisions, many restrict the utilization of carry forwards. A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset due to the lack of earnings history of the Company.

  Liquidity and Capital Resources

     From inception through March 31, 1996, the Company financed its operations and met its capital expenditure requirements primarily through cash proceeds from private sales of stock totaling $15,887,000. In April 1996, the Company raised additional net proceeds of $8,088,000 from private sales of preferred stock. In June 1996, the Company completed its initial public offering and issued 3,972,675 shares of its common stock to the public at a price of$12.00 per share. The Company received proceeds from the offering of approximately $43.4 million net of underwriting discounts, commissions and other offering costs. Simultaneously upon the closing of the initial public offering, all outstanding shares of its redeemable convertible preferred and convertible preferred stock were automatically converted into shares of common stock.

     For the first six months of 1996 and 1995, operating activities used cash of $5,539,000 and $788,000 respectively. The net cash used during these periods was primarily due to net losses and increases in accounts receivable and other current assets, partially offset by increases in accounts payable and accrued liabilities.

     For the first six months of 1996 and 1995, investing activities used net cash of $58,304,000 and

$2,808,000, respectively, primarily associated with the purchase of net short-term investments and property and equipment. Financing activities generated cash of $63,275,000 and $4,391,000 in the first six months of 1996 and 1995 and, respectively, primarily from preferred stock sales,the initial public offering on June 11, 1996 and equipment loans. The Company expects to continue to incur significant capital expenditures to support expansion of the Company's business. Furthermore, from time to time the Company expects to evaluate the acquisition of products, businesses and technologies that complement the Company's business. The Company does not, however, currently have any understandings, commitments or agreements with respect to any such acquisitions.

     The Company had $56,291,000 and $1,625,000 in cash and cash equivalents and short-term investments at June 30, 1996 and December 31, 1995, respectively. The Company believes that its existing funds will satisfy the Company's anticipated working capital and other cash requirements through at least the next 12 months. Thereafter, the Company may need to raise additional funds. The Company may need to raise additional funds sooner, however, in order to fund more rapid expansion, to develop new or enhance existing services or products,to respond to competitive pressures or to acquire complementary products, businesses or technologies. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of the shareholders of the Company will be reduced, shareholders may experience additional dilution and such securities may have rights, preferences or privileges senior to those of the holders of the Company's Common Stock. There can be no assurance that additional financing will be available on terms favorable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, the Company's ability to fund expansion, take advantage of acquisition opportunities, develop or enhance services or products or respond to competitive pressures would be significantly limited. Such limitation could have a material adverse effect on the Company's business, results of operations and financial condition.

  Risk Factors That May Affect Future Results

         In addition to the other information contained in this Report, the following risk factors should be considered.

         Limited Operating History; Anticipation of Continued Losses. The Company has an limited operating history, which makes it difficult to manage future operations or predict future operating results. The Company was formed in August 1993, did not commence generating revenues until January 1995 and has generated limited revenues to date. The Company has incurred significant net losses since inception and expects to continue to incur significant losses on a quarterly and annual basis for the foreseeable future. As of June 30, 1996, the Company had an accumulated deficit of $13,123,000. The Company and its prospects must be considered in light of the risks, costs and difficulties frequently encountered by companies in their early stage of development, particularly companies in the new and rapidly evolving Internet market. The Company has achieved only limited revenues to date, and its ability to generate significant revenues is subject to substantial uncertainty. There can be no assurance that the Company will be able to address any of these challenges or will be able to sustain revenue growth or achieve profitability.

         Potential Fluctuations in Future Results. As a result of the Company's limited operating history as well as the very recent emergence of the market addressed by the Company, the Company has neither internal nor industry-based historical financial data for any significant period of time upon which to base planned operating expenses.

         The Company expects that its results of operations may also fluctuate significantly in the future as a result of a variety of factors, including; the continued rate of growth, usage and acceptance of the Internet; the rate of acceptance of the Internet as an advertising medium; demand for the Company's products and services; the advertising budgeting cycles of individual advertisers; the introduction and acceptance of new or enhanced products or services by the Company or by its competitors; the Company's ability to anticipate and effectively adapt to a developing market and to rapidly changing technologies; the Company's ability to attract,retain and motivate qualified personnel; initiation, renewal or expiration of significant contracts such as the Company's distribution relationship with NYNEX; pricing changes by the Company or its competitors; specific economic conditions in the Internet market; general economic conditions and other factors. In addition, the Company may elect from time to time to make certain pricing,service or marketing decisions or acquisitions that could have a short-term material adverse effect on the Company's operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

         Developing Market; Unproven Acceptance of Internet Advertising and of the Company's Products and Services. The market for the Company's products and services has only recently begun to develop, is rapidly evolving and is characterized by an increasing number of market entrants with products and services for use on the Internet. The Company's future success is highly dependent upon the increased use of the Internet for information publication, distribution and commerce. In particular, because the Company expects to derive substantially all of its revenues in the foreseeable future from sales of Internet advertising, the future success of the Company is highly dependent on the development of the Internet as an advertising medium.

         The Company is in anew and rapidly evolving industry, with demand for and market acceptance of recently introduced products and services being subject to a high level of uncertainty. Accordingly, it is difficult to predict its size, stability and the extent of its growth, if any.There can be no assurance that the market for the Company's products and services will develop or that demand for the Company's products or services by Internet users or by advertisers will emerge or become sustainable. If the market fails to develop, develops more slowly than expected or becomes saturated with competitors, or if the Company's products and services do not achieve or sustain acceptance by the Internet users or advertisers, the Company's business, results of operations and financial condition will be materially adversely affected.

         Reliance on Advertising Revenues. The Company has derived substantially all of its revenues to date from the sale of advertisements, and expects such dependence of advertising revenue to continue. The Company's current business model to generate revenues through the sale of advertising on the Internet is unproven. The Company's advertising revenues to date have been derived from a limited number of advertising customers. There can be no assurance that current advertisers will continue to purchase advertising space and services from the Company or that sufficient impressions will be achieved or available, or that the company will be able to successfully attract additional advertisers. Furthermore, there is intense competition among sellers of advertis-ing space on the Internet, and a variety of pricing models offered by different vendors for a range of advertising services, making it difficult to project future levels of advertising revenues and pricing models that will be adopted by the Industry or individual companies. Accordingly,there can be no assurance that the Company will be successful in generating significant future advertising revenues and failure to do so will have a material adverse effect on the Company's business, results of operations and financial condition.

         Change in Netscape Relationship . From March 1995 through March 1996, the Company's service was listed as the sole premier navigational service on the Netscape Web page accessible via the "Net Search" button. As of March 31, 1996,approximately 85% of the traffic to the Company's Infoseek Guide service was derived through the Netscape Web page. In March1996, Infoseek entered into a new agreement with Netscape, which provides that Infoseek will be listed as a non-exclusive premier provider of navigational services on Netscape's Web page for the period April 10, 1996 to March 31, 1997. Currently, Netscape's Web page display four additional premier providers. During the 30 day period from April 11 through May 10, 1996, the Company's average daily traffic was approximately 47% of its average daily traffic or the 30 day period immediately prior to the change from being Netscape's sole premiere provider to one of five premier providers. There can be no assurance that the Company will be able to maintain or increase its current level of traffic and any failure to do so could materially and adversely impact advertising revenues. In addition, the Company cannot anticipate the impact on Infoseek traffic of any changes Netscape may make to this service, to its Web page or its other services, or the effect on advertising revenues that may be generated from such traffic.Infoseek's agreement with Netscape provides for payments of up to an aggregate of $5 million to Netscape over the term of the agreement. The Company has the right to terminate the agreement at the end of six months, in which case the payment to Netscape would be reduced to an aggregate of approximately $2.5 million. Furthermore, if traffic is decreased significantly as a result of these or other changes in the Netscape relationship and the Company is unable to develop alternative viable distribution channels, advertising revenues would probably be adversely affected, while the $5 million Netscape obligation would not be reduced, unless the Company determines to terminate the relationship at six months, the result being that the Company's business, results of operations and financial condition would be materially and adversely affected.

         Technological Changes and New Products and Services. The market for Internet products and services is characterized by technological change, changing customer needs, frequent new product introductions and evolving industry standards. These market characteristics are exacerbated by the emerging nature of this market and the fact that many companies are expected to introduce new Internet products and services in the near future. The Company's future success will depend in significant part on its ability to continually and on a timely basis introduce new products, services and technologies and to continue to improve the performance, features and reliability of the Company's products and services in response to both evolving demands of the marketplace and competitive product offerings.

         Intense Competition. The market for Internet products and services is highly competitive,with no substantial barriers to entry, and the Company expects that competition will continue to intensify. In addition, the market for the Company's products and services has only recently begun to develop, is rapidly evolving and is characterized by an increasing number of market entrants with competing products and services. The Company does not believe this market will support the increasing number of competitors and their products and services. Although the Company believes that the diverse segments of the Internet market may provide opportunities for more than one supplier of products and service similar to those of the Company.

PART II:               OTHER INFORMATION

Item 1.    Legal proceedings
           None

Item 2.    Changes in Securities
           None

Item 3.    Defaults on Senior Securities
           None

Item 4.    Submission of Matters to a Vote of Security Holders

           A Special Meeting of Shareholders of Infoseek Corporation on May 15, 1996.

         1. Election of a Board of Directors The shareholders first considered the election of directors and the following individuals were nominated to serve until the election of their successors:

                   Robert E.L. Johnson, III                Oliver D. Curme
                   Steven T. Kirsch                        John E. Zeisler
                   H. DuBose Montgomery                    Matthew J. Stover

         The Inspector of Elections reported that each of the nominees for election to the Board of Directors were duly elected.

         2. Approval of the Amended and Restated Articles of Incorporation. The shareholders next considered the approval of an amendment and restatement of the Company's Articles of Incorporation.

         The amendment and restatement will (a) effect a 3- or -4 reverse stock split of all shares of the Company capital stock, and (b) increase the number of shares of capital stock of the Company and adjust the number of authorized shares of Preferred Stock, including all existing series of Preferred Stock, such that following the proposed IPO and the conversion- of all outstanding shares of Preferred Stock into Common Stock, the Company will have, on a post-split basis, 60,000,000 shares of Common Stock authorized and 5,000,000 shares of Preferred Stock authorized.

         The Inspector of Elections reported a resolution approving an amendment and restatement to the Company's Articles of Incorporation.

         3. Approval of Amended and Restated Bylaws. The shareholders then considered a proposal to approve an amendment to the Company's Bylaws.

         The amendment to the Company's Bylaws, will permit certain loans to officers and directors of the Company.
                  The Inspector of Elections reported a resolution approving an amendment to the

            Company's Bylaws.

         4. Approval of the Company's 1996 Stock Option/Stock Issuance Plan, including the reserve of Common Stock. The Shareholders next considered a proposal to approve the Company's 1996 Stock Option/Stock Issuance Plan (the "1996 Plan"),including a reserve of approximately 5,628,000 shares of Common Stock (as adjusted for the 3- for -4 reverse stock split) for issuance thereunder.

         The Inspector of Elections reported a resolution approving the Company's1996 Stock Option/Stock Issuance Plan, including the reserve of Common Stock.

         5. Approval of the Company's Employee Stock Purchase Plan,including the reserve of Common Stock. The shareholders then considered a proposal to approve the Company's Employee Stock Purchase Plan (the "Purchase Plan"), including the reserve of 187,500 shares of Common Stock (as adjusted for the 3- for -4 reverse stock split) for issuance thereunder.

         The Inspector of Elections reported a resolution approving the Company's Employee stock Purchase Plan, including the reserve of Common Stock.

Item 5.  Other Information
              None

Item 6.       Exhibits and Reports on Form 8-K

a)  Exhibits

         11.0         Statement re:  Computation of Earnings Per Share

b)  Reports on Form 8-K
         The Company did not file any reports on Form 8 - K during the quarter ended June 30, 1996.

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              INFOSEEK CORPORATION

                              BY      \S\ Leonard Le Blanc
                                      ----------------------------------------
                                      Leonard Le Blanc
                                      Executive Vice President, Finance and
                                      Chief Financial Officer

                                      Dated:

























                                   CALIFORNIA
                         (State or other jurisdiction of
                         incorporation or organization)
                                   77-0353450
                                (I.R.S. Employer
                             Identification Number)