Form 10-Q
period 1996-09-30
INFOSEEK CORP
filed 1996-11-14
CIK 920729

                     U.S SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

  X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
 ---                            EXCHANGE ACT OF 1934

               For the quarterly period ending September 30, 1996

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
 ---                           EXCHANGE ACT OF 1934

                        For the transition period from            to
                         Commission file number 33-4142

                              Infoseek Corporation
             (Exact name of registrant as specified in its charter)

           CALIFORNIA                                           77-0353450
 (State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identification Number)


                         2620 AUGUSTINE DRIVE, SUITE 250
                              SANTA CLARA, CA 95054
                    (Address of principal executive offices)


                                  408-567-2700
              (Registrant's telephone number, including area code)


Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes       No  X
                                ---      ---

As of November 4, 1996, there were 25,940,000 shares of the Registrant's common stock outstanding.

                                                                           PAGE
PART I               FINANCIAL INFORMATION                                NUMBER

ITEM 1:    Financial Statements

           Condensed Balance Sheets as of September 30, 1996
                    and December 31, 1995 .............................      3
           Condensed Statements of Operations for the Three
                    and Nine Months Ended September 30, 1996 and 1995.. 4 Condensed Statements of Cash Flows for the Nine
                    Months Ended September 30, 1996 and 1995 ..........      5
           Notes to Condensed Financial Statements ....................      6

ITEM 2:    Management's Discussion and Analysis of Financial Conditions
           and Results of Operations ..................................      7

PART II    OTHER INFORMATION ...........................................    15

Signatures ............................................................     16

PART I:   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                              INFOSEEK CORPORATION
                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                         SEPTEMBER 30,
                                                             1996          DECEMBER 31,
ASSETS                                                   (UNAUDITED)          1995
                                                         -----------       -----------
Current assets:
     Cash and cash equivalents                            $  3,085            $ 1,128
     Short-term investments                                 47,495                497
     Accounts receivable, net                                1,515                499
     Other current assets                                      499                111
                                                          --------            -------
          Total current assets                              52,594              2,235
Property and equipment, net                                  6,385              2,813
Deposits and other assets                                      702                 75
                                                          --------            -------
          Total assets                                    $ 59,681            $ 5,123
                                                          ========            =======
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                     $  1,275            $ 1,222
     Accrued payroll and payroll related expenses            1,083                 71
     Accrued royalties                                         347                 36
     Other accrued liabilities                               1,086                576
     Short-term obligations                                    488                238
                                                          --------            -------
       Total current liabilities                             4,279              2,143
     Long-term obligations                                   2,639                837
Shareholders' equity:
     Preferred stock                                            --                 --
     Convertible preferred stock                                --              6,695
     Common stock                                           74,306              2,411
     Accumulated deficit                                   (16,819)            (4,833)
     Deferred compensation                                  (4,127)            (2,080)
     Notes receivable from shareholders                       (597)               (50)
                                                          --------            -------
         Total shareholders' equity                         52,763              2,143
                                                          --------            -------
         Total liabilities and shareholders' equity       $ 59,681            $ 5,123
                                                          ========            =======




                  See notes to condensed financial statements.

                              INFOSEEK CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)


                                         THREE MONTHS ENDED            NINE MONTHS ENDED
                                            SEPTEMBER 30,                 SEPTEMBER 30,
                                      ----------------------        -----------------------
                                        1996           1995            1996           1995
                                      -------        -------        --------        -------
Total revenues                        $ 4,007        $   278        $  9,025        $   337
Cost of revenues                          827            179           2,211            371
                                      -------        -------        --------        -------
Gross profit (loss)                     3,180             99           6,814            (34)

Operating expenses:
     Research and development           1,218            238           2,795            609
     Sales and marketing                5,219            387          14,003            709
     General and administrative         1,091            186           2,751            438
                                      -------        -------        --------        -------
     Total operating expenses           7,528            811          19,549          1,756
                                      -------        -------        --------        -------
Operating loss                         (4,348)          (712)        (12,735)        (1,790)
Interest income, net                      652             45             749             80
                                      -------        -------        --------        -------
Net loss                              $(3,696)       $  (667)       $(11,986)       $(1,710)
                                      =======        =======        ========        =======

Net loss per share                    $ (0.14)       $ (0.03)       $  (0.59)       $ (0.07)

Shares used in computing net
loss per share                         25,931         25,811          20,337         25,880




                  See notes to condensed financial statements.

                              INFOSEEK CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                      NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                     -------------------

                                                                                     1996           1995
                                                                                     ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                          $(11,986)       $(l,710)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                   1,311             262
     Amortization of unearned compensation related to stock options                  1,085              --
     Fair value assigned to services provided by Netscape                               --             134
Changes in assets and liabilities:
     Accounts receivable                                                            (1,016)           (142)
     Other current assets                                                             (388)           (279)
     Accounts payable                                                                   53              60
     Accrued payroll and payroll related expenses                                    1,012              25
     Accrued royalties                                                                 311              35
     Other accrued liabilities                                                         510             (10)
                                                                                  --------        -  ----
     Net cash used in operating activities                                        $ (9,108)       $ (1,625)
INVESTING ACTIVITIES
Purchase of short term investments                                                 (91,358)         (2,811)
Proceeds from sales and maturities of available-
     for-sale investments                                                           44,360             223
Purchases of property and equipment                                                 (4,838)           (205)
                                                                                  --------        -  ----
Net cash used in investing activities                                              (51,836)         (2,793)
FINANCING ACTIVITIES
Term loan                                                                            2,573              --
Repayments of term loan                                                               (521)            (40)
Payments of deposit on term loan                                                      (675)             --
Proceeds from sale of common stock, net                                             61,524           4,827
                                                                                  --------        -  ----
Net cash provided by financing activities                                           62,901           4,787
                                                                                  --------        -  ----
Net increase in cash and cash equivalents                                            1,957             369
Cash and cash equivalents at beginning of period                                     1,128             568
                                                                                  --------        --------
Cash and cash equivalents at end of period                                        $  3,085        $    937
                                                                                  ========        ========


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

    Unearned compensation related to stock options amounted to $3,102,000 for the nine months ended September 30, 1996.

                  See notes to condensed financial statements.

                              INFOSEEK CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The financial information included herein, except for the December 31,1995 balance sheet, which was derived from audited financial statements, have been prepared by the Company in accordance with generally accepted accounting principles and reflect all adjustments, consisting only of normal recurring accruals which in the opinion of management are necessary to fairly state the Company's financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Registration Statement on Form S-1 as declared effective by the Securities and Exchange Commission on June 11, 1996. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for any future periods.


2.       INITIAL PUBLIC OFFERING

         In June 1996, the Company completed its initial public offering and issued 3,972,675 shares of its common stock to the public at a price of $12.00 per share. The Company received proceeds from the offering of approximately $43.4 million net of underwriting discounts, commissions and other offering costs. Simultaneously upon the closing of the initial public offering, all outstanding shares of its redeemable convertible preferred and convertible preferred stock were automatically converted into shares of common stock.


3.       NET LOSS PER SHARE

         Net loss per share is computed using the weighted average number of shares of common stock outstanding. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, convertible preferred stock, redeemable convertible preferred stock, common stock and common equivalent shares (options and warrants) issued by the Company at prices below the assumed public offering price during the twelve-month period prior to the offering have been included in the calculation through March 31, 1996 as if they were outstanding for all periods presented regardless of whether they are antidilutive (using the treasury stock method at the public offering price).

         Pro forma net loss per share for the three and nine months ended September 30, 1995 also gives effect, even if antidilutive, to common equivalent shares from preferred stock that automatically converted upon the closing of the Company's initial public offering (using the as-if-converted method). Supplemental pro forma loss per share would have been $.48 for the nine months ended September 30, 1996, assuming the convertible preferred stock was converted at the beginning of the second quarter.

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

RESULTS OF OPERATIONS

  Total Revenues

     For the three months ended September 30, 1996 and 1995, total revenues were $4,007,000 and $278,000, respectively. For the nine months ended September 30, 1996 and 1995, total revenues were $9,025,000 and $337,000, respectively.

     For the three months ended September 30, 1996 and 1995, advertising revenues were $3,798,000 and $201,000, respectively, representing 95% and 73% of total revenues in such periods. For the nine months ended September 30, 1996 and 1995, advertising revenues were $8,508,000 and $217,000, respectively, representing 94% and 65% of total revenues in such periods. The balance of total revenues during these periods was derived from subscription fees for a premium service offered to business and professional users. Revenues from this service are recognized over the period the service is provided and have been insignificant to date. During the third quarter of 1996 the Company discontinued this service. During 1995 and for the first nine months of 1996, the Company derived its revenues substantially from the sale of advertisements on its Web pages. The Company expects to continue to derive substantially all of its revenues for the foreseeable future from selling advertising space on its Web sites. Advertising revenues are derived principally from short-term advertising contracts in which the Company guarantees a minimum number of impressions (displays of an advertisement to the user) for a fixed fee. Advertising revenues are recognized ratably over the term of the contract during which services are provided and are stated net of customer discounts.

     Also included in advertising revenues is the exchange by the Company of advertising space on the Company's Web sites for reciprocal advertising space in other media publications or other Web sites or receipt of applicable goods and services. Revenues from these exchange transactions are recorded as advertising revenues at the estimated fair value of the goods and services received and are recognized when both the Company's advertisements and reciprocal advertisements are run or applicable goods or services are received. Although such revenues have been insignificant to date, the Company believes these exchange transactions are of value, particularly in the marketing of the Infoseek brand, and expects to continue to engage in these transactions in the future.

     The Company's current business model to generate revenues through the sale of advertising on the Internet is unproven. There can be no assurance that current advertisers will continue to purchase advertising space and services from the Company or that the Company will be able to successfully attract additional advertisers.

     In March 1996, the Company and NYNEX Information Technologies Company ("NYNEX") entered into a one year agreement, which provides for the Company's display of the BigYellow logo, which represents NYNEX's interactive shopping directory, as the exclusive comprehensive shopping directory within Infoseek Guide. In exchange for such exclusivity, NYNEX agreed to pay to the Company up to an aggregate of $4.6 million in monthly payments, which amount will be decreased proportionately if the number of impressions of the BigYellow logo is below a specified number. NYNEX may extend the term of the agreement for additional one year periods, with the fee to be determined based upon Infoseek's then current advertising rate structure. In addition, NYNEX has the right to cancel or renegotiate the agreement based upon certain relative traffic volumes on the BigYellow and Infoseek Guide sites. The Company recognized revenue of $672,000 and $992,000 in connection with this agreement during the three and nine months ended September 30, 1996, respectively. There can be no assurance that the NYNEX arrangement will prove to be mutually beneficial, that it will be continued after its initial term or that the Company will be able to produce the levels of traffic that NYNEX has negotiated.

  Cost of Revenues

     For the three months ended September 30, 1996 and 1995, cost of revenues were $827,000 and $179,000, respectively. For the nine months ended September 30, 1996 and 1995, cost of revenues were $2,211,000 and $371,000, respectively. Cost of revenues consist primarily of expenses associated with the enhancement, maintenance and support of the Company's Web sites, including telecommunications costs and equipment depreciation.

     Cost of revenues also includes expenses associated with the licensing of certain third-party technologies, consisting in 1995 and for the nine months ended September 30, 1996 primarily of amortization of the fee for the search engine technology licensed from Applied Computing Systems Institute of Massachusetts, Inc. ("ACSIOM"), as well as ongoing royalties based on usage of the product. The initial license fee was amortized at a rate of $37,000 per quarter, commencing with the first quarter of 1995 and ended in the second quarter of 1996. Royalty fees to ACSIOM were paid commencing in the first quarter of 1995 and will continue as long as the Company utilizes the technology.

  Operating Expenses

    The Company's operating expenses have increased in each quarter of 1995 and 1996, as the Company has transitioned from the product development stage to the marketing of its services and products and expansion its business. The Company expects operating expenses to continue to increase in dollar amount in the future as the Company continues to expand its business.

    The Company recorded aggregate deferred compensation of $5,226,000 during the fourth quarter of 1995 and first quarter of 1996 in connection with certain stock options granted during those periods. The amortization of such deferred compensation is being charged to operations over the vesting periods of the options, which are typically four years. For the three and nine months ended September 30, 1996, the Company amortized $301,000 and $1,030,000, respectively, related to stock options. The amortization of this deferred compensation will continue to have an adverse effect on the Company's results of operations.

  Research and Development

     For the three months ended September 30, 1996 and 1995, research and development expenses were $1,218,000 and $238,000, respectively. For the nine months ended September 30, 1996 and 1995, research and development expenses were $2,795,000 and $609,000, respectively. Research and development expenses consist principally of personnel costs, consulting and equipment depreciation. Costs related to research, design and development of products and services have been charged to research and development expense as incurred.

     The increase in research and development expenses for the third quarter of 1996 and for the nine months ended September 30, 1996 over the corresponding periods of 1995 were primarily the result of continued product enhancements of the Infoseek Guide product and the development of the Company's next generation search engine, Ultraseek. The Company believes that a significant level of product development expenses is required to remain competitive. Accordingly, the Company anticipates that it will continue to devote substantial resources to product development and that these costs may substantially increase in dollar amount in future periods.

  Sales and Marketing

     For the three months ended September 30, 1996 and 1995, sales and marketing expenses were $5,219,000 and $387,000 respectively. For the nine months ended September 30, 1996 and 1995, sales and marketing expenses were $14,003,000 and $709,000, respectively. Sales and marketing expenses consist primarily of compensation of sales and marketing personnel, advertising and promotional expenses.

     Sales and marketing expenses for the three and nine months ended September 30, 1996 included payments made to Netscape Communications Corporation ("Netscape") pursuant to an arrangement for the listing of the Company's product on the Netscape Web page. This agreement with Netscape provides for payments of up to an aggregate of $5.0 million over the course of the one year term of the agreement. While the Company intends to renew the contract when it expires in March 1997, there can be no assurance that it will be renewed on commercially reasonable terms if at all. During the three and nine months ended September 30, 1996, the Company recognized $1.25 million and $2.5 million of the $5.0 million payment to Netscape as expense, respectively.

     In addition, the increase in sales and marketing expenses for the third quarter of 1996 and for the nine months ended 1996 over the corresponding periods of 1995 were also the result of hiring additional sales and marketing personnel and an increase in promotional and advertising activity. The Company expects to continue hiring additional sales and marketing personnel and to increase promotional and advertising expenses, and anticipates that these costs will continue to increase in dollar amount in future periods.

   General and Administrative

     For the three months ended September 30, 1996 and 1995, general and administrative expenses were $1,091,000 and $186,000 respectively. For the nine months ended September 30,

1996 and 1995, general and administrative expenses were $2,751,000 and $438,000 respectively. General and administrative expenses consist primarily of compensation of administrative and executive personnel, occupancy costs and fees for professional services.

     The increase in general and administrative expenses for the third quarter of 1996 and for the nine months ended 1996 over the corresponding periods of 1995 was the result of hiring additional administrative and executive staff and adding infrastructure to manage the expansion of the business. The Company anticipates that its general and administrative expenses will continue to increase in dollar amount as the Company continues to expand its administrative and executive staff, relocates to larger facilities, adds infrastructure and incurs additional costs related to being a public company, such as expenses related to directors' and officers' insurance, investor relations programs and increased professional fees.

  Income Taxes

     Due to the Company's loss position, there was no provision for income taxes for any of the periods presented. At December 31, 1995, the Company had federal and state net operating loss carryforwards of approximately $4.0 million and $600,000, respectively. The federal net operating loss carryforwards will expire beginning in 2008 through 2010, if not utilized, and the state net operating loss carryforwards will expire in the years 1998 through 2000. Certain future changes in the share ownership of the Company, as defined in the Tax Reform Act of 1986 and similar state provisions, may restrict the utilization of carryforwards. A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset due to the lack of earnings history of the Company.

  Liquidity and Capital Resources

     From inception through April 1996, the Company financed its operations and met its capital expenditure requirements primarily through cash proceeds from private sales of stock totaling $23.9 million. In June 1996, the Company completed its initial public offering and received proceeds from the offering of approximately $43.4 million net of underwriting discounts, commissions and other offering costs. Concurrent with the closing of the initial public offering, all outstanding shares of its redeemable convertible preferred and convertible preferred stock were automatically converted into shares of common stock.

     For the first nine months of 1996 and 1995, operating activities used cash of $9.1 million and $1.6 million, respectively. The net cash used during these periods was primarily due to net losses and increases in accounts receivable and other current assets, partially offset by increases in accounts payable and accrued liabilities. For the first nine months of 1996 and 1995, investing activities used net cash of $51.8 million and $2.8 million, respectively, primarily associated with the purchase of net short-term investments and property and equipment. Financing activities generated cash of $62.9 million and $4.8 million in the first nine months of 1996 and 1995 and, respectively, primarily from preferred stock sales, the initial public offering in June 1996 and equipment loans.

     The Company expects to continue to incur significant capital expenditures to support expan-sion of the Company's business. Furthermore, from time to time the Company expects to evaluate the acquisition of products, businesses and technologies that complement the Company's business. The Company does not, however, currently have any understandings, commitments or agreements with respect to any such acquisitions.

     The Company had $50.6 million in cash, cash equivalents and short-term investments at September 30, 1996. The Company believes that its existing funds will satisfy the Company's anticipated working capital and other cash requirements through at least the next 12 months. Thereafter, the Company may need to raise additional funds. The Company may need to raise additional funds sooner, however, in order to fund more rapid expansion, to develop new or enhance existing services or products, to respond to competitive pressures or to acquire complementary products, businesses or technologies. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of the shareholders of the Company will be reduced, shareholders may experience additional dilution and such securities may have rights, preferences or privileges senior to those of the holders of the Company's Common Stock. There can be no assurance that additional financing will be available on terms favorable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, the Company's ability to fund expansion, take advantage of acquisition opportunities, develop or enhance services or products or respond to competitive pressures would be significantly limited. Such limitation could have a material adverse effect on the Company's business, results of operations and financial condition.

  Risk Factors That May Affect Future Results

         In addition to the other information contained in this Report, the following risk factors should be considered.

         Limited Operating History; Anticipation of Continued Losses. The Company has a limited operating history, which makes it difficult to manage future operations or predict future operating results. The Company was formed in August 1993, did not commence generating revenues until January 1995 and has generated limited revenues to date. The Company has incurred significant net losses since inception and expects to continue to incur significant losses on a quarterly and annual basis for the foreseeable future. As of September 30, 1996, the Company had an accumulated deficit of $16.8 million. The Company and its prospects must be considered in light of the risks, costs and difficulties frequently encountered by companies in their early stage of development, particularly companies in the new and rapidly evolving Internet market. The Company has achieved only limited revenues to date, and its ability to generate significant revenues is subject to substantial uncertainty. There can be no assurance that the Company will be able to address any of these challenges or will be able to sustain revenue growth or achieve profitability.

         Potential Fluctuations in Future Results. As a result of the Company's limited operating history as well as the very recent emergence of the market addressed by the Company, the Company has neither internal nor industry-based historical financial data for any significant period of time upon which to base planned operating expenses.

         The Company expects that its results of operations may also fluctuate significantly in the future as a result of a variety of factors, including; the continued rate of growth, usage and acceptance of the Internet; the rate of acceptance of the Internet as an advertising medium; demand for the Company's products and services; the advertising budgeting cycles of individual advertisers; the introduction and acceptance of new or enhanced products or services by the Company or by its competitors; the Company's ability to anticipate and effectively adapt to a developing market and to rapidly changing technologies; the Company's ability to attract, retain and motivate qualified personnel; initiation, renewal or expiration of significant contracts with NYNEX or Netscape; pricing changes by the Company or its competitors; specific economic conditions in the Internet market; general economic conditions and other factors. In addition, the Company may elect from time to time to make certain pricing, service or marketing decisions or acquisitions that could have a short-term material adverse effect on the Company's business, results of operations and financial condition and may not generate the long-term benefits intended. Due to all of the foregoing factors, it is likely that in some future period, the Company's operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

         The Company's revenues are also dependent on it's relationship with Nynex. In March 1996, the Company and NYNEX entered into a one year agreement, which provides for the Company's display of the BigYellow logo, which represents NYNEX's interactive shopping directory, as the exclusive comprehensive shopping directory within Infoseek Guide. In exchange for such exclusivity, NYNEX agreed to pay to the Company up to an aggregate of $4.6 million in monthly payments, which amount will be decreased proportionately if the number of impressions of the BigYellow logo is below a specified number. NYNEX may extend the term of the agreement for additional one year periods, with the fee to be determined based upon Infoseek's then current advertising rate structure. In addition, NYNEX has the right to cancel or renegotiate the agreement based upon certain relative traffic volumes on the BigYellow and Infoseek Guide sites. There can be no assurance that the NYNEX arrangement will prove to be mutually beneficial, that it will be continued after its initial term or that the Company will be able to produce the levels of traffic that NYNEX has negotiated.

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

         The Company is in a new and rapidly evolving industry, with demand for and market acceptance of recently introduced products and services being subject to a high level of uncertainty. Accordingly, it is difficult to predict its size, stability and the extent of its growth, if any. There can be no assurance that the market for the Company's products and services will develop or that demand for the Company's products or services by Internet users or by advertisers will emerge or become sustainable. If the market fails to develop, develops more slowly than expected or becomes saturated with competitors, or if the Company's products and services do not achieve or sustain acceptance by the Internet users or advertisers, the Company's business, results of operations and financial condition will be materially adversely affected.

         Reliance on Advertising Revenues. The Company has derived substantially all of its revenues to date from the sale of advertisements, and expects such dependence of advertising revenue to continue. The Company's current business model to generate revenues through the sale of advertising on the Internet is unproven. In addition, the Company's advertising revenues to date have been derived from a limited number of advertising customers. There can be no assurance that current advertisers will continue to purchase advertising space and services from the Company or that sufficient impressions will be achieved or available, or that the Company will be able to successfully attract additional advertisers. Furthermore, there is intense competition among sellers of advertising space on the Internet, and a variety of pricing models offered by different vendors for a range of advertising services, making it difficult to project future levels of advertising revenues and pricing models that will be adopted by the industry or individual companies. Accordingly, there can be no assurance that the Company will be successful in generating significant future advertising revenues and failure to do so will have a material adverse effect on the Company's business, results of operations and financial condition.

         Change in Netscape Relationship. From March 1995 through March 1996, the Company's service was listed as the sole premier navigational service on the Netscape Web page accessible via the "Net Search" button. In March 1996, Infoseek entered into a new agreement with Netscape, which provides that Infoseek will be listed as a non-exclusive premier provider of navigational services on Netscape's Web page for the period April 10, 1996 to March 31, 1997. Currently, Netscape's Web page displays four additional premier providers. There can be no assurance that the Company will be able to maintain or increase its current level of traffic and any failure to do so could materially and adversely impact advertising revenues. In addition, the Company cannot anticipate the impact on Infoseek traffic of any changes Netscape may make to this service, to its Web page or its other services, or the effect on advertising revenues that may be generated from such traffic. Infoseek's agreement with Netscape provides for payments of up to an aggregate of $5.0 million to Netscape over the term of the agreement. While the Company intends to renew the contract when it expires in March 1997 there can be no assurance that it can be renewed on commercially reasonable terms if at all. Furthermore, if traffic is decreased significantly as a result of these or other changes in the Netscape relationship and the Company is unable to develop alternative viable distribution channels, advertising revenues would be adversely affected, while the remaining $2.5 million Netscape obligation would not be reduced, the result being that the Company's business, results of operations and financial condition would be materially and adversely affected.

         Technological Changes and New Products and Services. The market for Internet products and services is characterized by rapid technological change, changing customer needs, frequent new product introductions and evolving industry standards. These market characteristics are exacerbated by the emerging nature of this market and the fact that many companies are expected to introduce new Internet products and services in the near future. The Company's future success will depend in significant part on its ability to continually and on a timely basis introduce new products, services and technologies and to continue to improve the performance, features and reliability of the Company's products and services in response to both evolving demands of the mar-ketplace and competitive product offerings.

         There can be no assurance that any new or proposed product or service will attain market acceptance. Failure of the Company to successfully design, develop, test, market and introduce new and enhanced technologies and services, in particular, Ultraseek or any enhancements of the Company's current search technology, or the failure of the Company's recently introduced products and services to achieve market acceptance could have a material adverse effect upon the Company's business, operating results and financial condition. There can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction or marketing of new or enhanced technologies, products and services, or that the Company's new or recently introduced products and services will adequately meet the requirements of the marketplace and achieve significant market acceptance. Due to certain market characteristics, including technological change, changing customer needs, frequent new product and service introductions and evolving industry standards, timeliness of introduction of these new products and services is critical. Delays in the introduction of new products and services may result in customer dissatisfaction and may delay or cause a loss of advertising revenue. There can be no assurance that the Company will be successful in developing new products or services or improving existing products and services that respond to technological changes or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of new or improved products and services, or that its new products and services will adequately meet the requirements of the marketplace and achieve market acceptance. In addition, new or enhanced products and services introduced by the Company may contain undetected errors that require significant design modifications. This could result in a loss of customer confidence and user support, thus adversely affecting the use of the Company's products and services, which in turn would have a material adverse effect upon the Company's business, results of operations or financial condition. If the Company is unable to develop and introduce new or improved products or services in a timely manner in response to changing market conditions or customer requirements, the Company's business, operating results and financial condition will be materially adversely affected.

         Intense Competition. The market for Internet products and services is highly competitive, with no substantial barriers to entry, and the Company expects that competition will continue to intensify. In addition, the market for the Company's products and services has only recently begun to develop, is rapidly evolving and is characterized by an increasing number of market entrants with competing products and services. The Company does not believe this market will support the increasing number of competitors and their products and services. Although the Company believes that the diverse segments of the Internet market may provide opportunities for more than one supplier of products and services similar to those of the Company, it is possible that a single supplier may dominate one or more market segments. Accordingly, any failure of the Company to provide product and service offerings that achieve success in the short-term could result in an insurmountable loss in market and brand acceptance, and could, therefore, have a material adverse and long-term effect upon the Company's business, results of operations and financial condition.

PART II:          OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K

a)  Exhibits

     10.1 Lease extension agreement dated September 11, 1996 and September 17, 1996 between Registrant and Spieker Properties, L.P.

     10.2 Lease agreement dated September 11, 1996 and September 17, 1996 between Registrant and Spieker Properties, L.P.

     11.1             Statement re: Computation of Earnings Per Share

     27.1             Financial Data Schedule

b)  Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the quarter ended September 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        INFOSEEK CORPORATION

                                        BY  /s/ Leonard LeBlanc

                                           Leonard LeBlanc
                                           Executive Vice President, Finance and
                                           Chief Financial Officer

                                           Dated: November 14, 1996

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                        DESCRIPTION
-------                       -----------

 10.1 Lease extension agreement dated September 11, 1996 and September 17, 1996 between Registrant and Spieker Properties, L.P.

 10.2             Lease agreement dated September 11, 1996 and
                  September 17, 1996 between Registrant and Spieker Properties, L.P.

 11.1             Statement re: Computation of Earnings Per Share

 27.1             Financial Data Schedule