Form 10-K
period 1996-12-31
INFOSEEK CORP
filed 1997-03-31
CIK 920729

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        ________________________________

                                   FORM 10-K

(Mark One)
[x] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended:  December 31, 1996

                                       OR

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period from ____________ to ____________

                         Commission File Number 1-11797

                           __________________________


                              INFOSEEK CORPORATION
             (Exact name of registrant as specified in its charter)

                 California                             77-0353450
       -------------------------------             ----------------------
       (State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)             Identification Number)

       2620 Augustine Drive, Suite 250,                     95054
         Santa Clara, California 95054                    ----------
   ----------------------------------------               (zip code)
   (address of principal executive offices)

       Registrant's telephone number, including area code: (408) 567-2700

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  None

  SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  Common Stock,
                                $0.01 par value
                                (Title of Class)

                         ______________________________

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No      .
                                               -----     -----

         The aggregate market value of voting stock held by non-affiliates of the registrant as of March 14, 1997, was $90,980,644 based upon the last sales price reported for such date on the NASDAQ National Market System. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant, have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

         At March 27, 1997, registrant had outstanding 26,007,760 shares of Common Stock.

                       __________________________________

                      DOCUMENTS INCORPORATED BY REFERENCE

         (1) Parts II and IV incorporate by reference from the Annual Report to Stockholders for the fiscal year ended December 31, 1996 (the "Annual Report").

         (2) Part III incorporates certain information by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held on May 29, 1997 (the "Proxy Statement").


================================================================================

                                     PART I

ITEM 1.  BUSINESS

         This Annual Report on Form 10-K (the "Report") contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results and the timing of certain events could differ materially from those projected in the forward-looking statements as a result of the Risk Factors set forth on page 19 of this Report and other factors discussed elsewhere in this Report.

         Infoseek develops and provides branded, comprehensive Web-based navigational services that help users access and personalize the vast resources of the Internet. Infoseek Service is a free service targeted at individual business and consumer users. The Company believes that Infoseek Service goes beyond the functionality offered by other search engines and directory services, by aggregating and packaging the resources of the Internet to serve the unique and personal interests of each user and create a rich Internet experience. Infoseek's search engine is able to deliver high accuracy due to its sophisticated technology that is able to respond to "natural language" queries.

         The Company is based in Santa Clara, California, and was incorporated under the laws of the State of California on August 30, 1993.

INDUSTRY BACKGROUND

         The Internet was originally created by the U.S. government to facilitate the exchange of information and electronic mail ("email") between a limited number of academic institutions, defense contractors and government agencies. The Internet was commercialized in the late 1980s and 1990s and technological enhancements have since extended the Internet's reach to consumers and businesses. The most important technological enhancement to the Internet was the creation of the World Wide Web (the "Web") in the early 1990s. The Web is an interactive environment, which facilitates the exchange of multimedia-rich information and entertainment resources among users worldwide. In addition, technological developments have enabled consumers and businesses to use the Web for buying and selling products and services.

         Navigating the Web

         The rapid growth in content on the Web combined with the Web's unindexed nature presents significant challenges for business and consumers seeking Internet-based information and resources. Until the emergence of navigational tools, users had to know a lengthy Web address for each specific site, or had to move from Web site to Web site using hypertext links, searching for relevant information. Content providers and advertisers also faced difficulties in making the existence and location of their Web sites widely known and available to their target audiences.

         A number of tools have emerged to assist users in locating information on the Web, including Web directories and search engines. Web directories are typically compiled manually and list Web sites by specific topics of interest. Directories generally list Web sites by their hypertext address, enabling a user to go directly to the listed site by clicking on the address. Entries in a directory also may contain Web site descriptions or reviews. Search engines offer users the ability to search Web sites based upon specific word or phrase queries. Search engines typically use automated software that "crawls" the Web to continuously capture and store updated Web site information. The information is then indexed in a database in order to provide immediate retrieval of relevant Web site listings in response to a query.

         Although search engines and directories help users navigate the Web, the Company believes that these tools have certain limitations and that there is an opportunity to provide added value to the user experience. One of the problems not solved by most search engines and directories is that once users have found specific Web sites of interest, the services do not place that information in a broader context of other related and relevant Web resources. Users must often make iterative searches or move from Web site to Web site in order to achieve a complete response to their search, find related information and feel that they have fully explored the Internet resources available to them.

         The Company believes that there is an opportunity to provide more comprehensive services that not only provide specific and relevant responses to business and consumer searches, but also point the user to related content resources of the Web in a way that serves a user's unique and personal interests and creates a richer, more relevant Internet experience. The Company believes that users will respond to services that aggregate specific and relevant responses to queries with other relevant and related Web sites, targeted advertising, personalized news services, discussion groups, and other resources. The Company believes that services which bring together relevant content from among the vast resources on the Internet will enhance the user's Internet experience, attract a high volume of traffic and build brand loyalty.

         Advertising on the Web

         As the number of Internet users and content providers increase, the Internet has begun to develop the attributes of a conventional mass medium, where advertising subsidizes content delivered to users. Advertisers have recognized that the interactive nature of the Internet can provide an environment where advertising may become a more effective relationship building media than it is in other more conventional print and broadcast media. The interactive and global nature of the Internet has the potential to enable advertisers to target specific audiences, measure the popularity of advertising content and make timely changes in response, reach worldwide audiences cost-effectively, and create innovative and interactive advertisements. The Company believes that increases in transmission bandwidth through higher speed Internet connections, and wider multimedia enabling technologies for the Web, such as Java, VRML and others, will also increase the appeal and effectiveness of advertisements and make the Web an even more attractive platform for advertising.

         Advertisers currently face difficulties, however, in understanding the volume and demographics of the user base on the Web. As a result, advertisers can find it difficult to make the existence and location of their advertisements widely known and target their audiences effectively. The Company believes that, in the near term, advertisers will migrate to sites which can offer a high number of impressions per day. The Company also believes that, over time, advertisers will be attracted to those services that experience a high volume of traffic, track users carefully and deliver advertisers audiences that fit specific buying profiles. In order to provide such audiences to advertisers, services and sites must develop technologies to enable them to conduct complex demographic and psychographic profiling of their consumers. By understanding their audiences, services and sites will be able to match advertisements with buyers, resulting in targeted, high impact advertising ("narrowcasting" or "microcasting"). The Company believes that those sites and services which both garner a high volume of traffic and offer advertisers the ability to target specific audiences effectively will be in the best position to take advantage of the advertising opportunity on the Web.

THE INFOSEEK SOLUTION

         Infoseek develops and provides branded, comprehensive Web-based navigational services that help users access and personalize the vast resources of the Internet. Infoseek Service not only provides specific and relevant responses to business and consumer searches, but also aggregates and packages the resources of the Internet in order to serve a user's unique and personal interests. By integrating the capabilities of a search engine and a directory, Infoseek packages specific responses to search queries with communities of relevant Web, USENET and branded third party content and targeted, related advertising. By creating communities of related information in real-time for users, Infoseek Service satisfies the needs of businesses and consumers to access relevant and related information, the needs of content providers to reach interested audiences, and the needs of advertisers to deliver advertisements to a targeted group of potential buyers.

         With every search on Infoseek Service, the user receives some or all of the following: specific and relevant Web site listings in response to the query, a directory of other related Web sites listed by topic, related and appropriate advertising, unique editorials on related subjects by well-known third party content providers and links to relevant discussion groups and other resources.

         The Company's search service integrates search and directory functions, providing not only specific responses to user queries, but also direct links in real-time to areas of content that are related to the specific request. Infoseek Service offers an intelligent way to guide accurate, organized, and comprehensive query results. Through this approach, users can either find specific answers to a search query or access a broader environment of other relevant and related information on the Internet.

         Infoseek Service incorporates timely and unique third party content from a variety of leading media publishers. The range and breadth of material on the Web is often confusing for consumers, which makes branded, credible information providers more visible and valuable. Infoseek believes it adds value to the consumer experience by including editorial material from these branded content providers in response to user searches. Current third party content providers include Reuters, PR Newswire and Business Wire.

         Infoseek Service also offers a focused search tool, Ultraseek, which gives power users, or those who want a "search only" service, a way to fully exploit Infoseek's technology and search the entire real-time index of the Web using either natural language queries or special search expressions. A search from within Ultraseek will return only a list of relevant Web pages and exclude related information included in a general Infoseek search.

         The Company plans to continue to enhance the attractiveness of its service to users through additional features and functionality. Infoseek has developed several enhancements to Infoseek Service, which allow for personalization of content and advertising according to user interests. This feature allows users to create permanent filters for Internet-based information such as newswires, stock quotes, USENET listings and other Internet resources. A personalization option also prompts users to enter the city, state and zip code where they are located to obtain information such as local weather, movie or television listings.

         The Company believes that by matching the interests of users with appropriate content and advertisements and by offering the significant traffic generated by Infoseek's services, it delivers better value to content providers and advertisers seeking to reach larger or more targeted audiences. The Company believes that through its service, content providers gain increased exposure to interested users since these users are linked to broader communities of related content when undertaking search requests. For example, Sportsline, one of the Company's third-party providers, would be listed in response to most queries regarding sports related items.

         Infoseek's services provide advertisers with an increased ability to undertake measurable, targeted, cost-effective and interactive advertising on the Internet. The Company's services provide advertisers with the flexibility to target the mass audience of the Internet by advertising on the Company's general search pages, to target special interest groups by placing advertisements on directory pages, or, to narrowcast advertisements to specific audiences by placing advertising only when the user's query contains a specific word that has been designated as a key word for a particular advertiser. The Company believes that each of these types of advertising can provide significant value to advertisers. While larger, mass market campaigns increase brand awareness, narrower campaigns through directory ads or keyword ads provide opportunities to engage in high response, product specific advertising.

         The Company currently is testing Ultramatch, an advertising and management system designed to create a user profile based on real, anonymously observed user behavior to allow precise, targeted advertising. Ultramatch, developed jointly with Aptex Software, a division of HNC Software, Inc. ("Aptex"), utilizes real time behavioral tracking technology and is based upon neural network technology developed by Aptex and is expected to be released in 1997. The Company believes that this innovative advertising approach, which will allow advertisers to microcast advertisements to specific user types based on sophisticated analysis of searching behavior, should significantly differentiate the Company's services. The Company's current estimate of the timing of the commercial release of the Ultramatch technology is a forward-looking statement that involves risks and uncertainties. The actual timing of such release could differ materially from that noted in this forward-looking statement as a result of certain factors, including the complexity of this software and the risks inherent in the development and deployment of this technology. See "Risk Factors -- Dependence on Technology Suppliers."

         The Company's objective is to establish itself as the dominant branded media navigation and content aggregation service provider on the Internet. The Company seeks to build a high volume of traffic on its services to provide a preferred platform for content providers and advertisers to reach their target audiences. At the core of the Company's strategy, the Company seeks to provide real-time, content rich Web communities that create value for the user and establish the Company's platform as an attractive medium for advertisers.

THE INFOSEEK SERVICE

         Infoseek Service, is a navigation and content aggregation service targeted towards individuals, whether in businesses or at home, and offered free to users. The Company plans to continue to introduce new services for individual and organizational markets over time. Infoseek Service provides to the user fast and relevant search results in response to the user's query. Moreover, Infoseek Service's integrated search and browse functions guide the user to a real-time generated, personalized, Web community related to the area of inquiry. Infoseek Service is offered free of charge to Internet users.

         Infoseek Service integrates multiple methods of obtaining information from the Internet. Users are presented with four principal resources -- Search, Directory, Content Feeds and Service Links -- from which they can launch specific queries, browse or access proprietary content.

         . Search: The Search function allows the user to effect query-based searches of the Web, USENET News and other premium content databases or the Directory. To perform a search, a user types a query in the search box and is then presented a highly specific response from a search of the entire database. A search can be effected using either simple keywords, phrases, full text (natural languages) or more advanced formalogic formats using expanded syntax. The Search function utilizes sophisticated techniques to allow users to obtain specific results for queries, such as "AT&T", "NeXT," "49ers" or "Vitamin C," which can pose significant challenges to other search services, due to the case sensitive, numerical or singular letter aspect of the query. Infoseek Service has won a number of industry awards including "Best of the Test" (Internet World May 96), "Number 1 Rated Search Engine" (PC Computing Sept. 95) and "MVP: Internet Tools" (PC Computing Dec. 95).

         . Directory: The Infoseek Directory is a hierarchical listing of Web pages that have been selected and abstracted by the Company and organized by category. Directory enables a user to click on a directory entry such as Arts & Entertainment or Sports, and to look through a hierarchy of relevant Internet sites for areas of interest. For example, under Sports, the user can proceed from Baseball to Players, and finally, to Ken Griffey Jr. Directory assists the user by providing abstracts of each directory entry. In addition, the Company has licensed certain technology from Aptex which allows the Company to automatically and continuously update the Company's Web Directory. Infoseek has been using this technology to automate the construction of Directory categories, the assignment of Web pages to each Directory category, as well as to increase the number of entries in the Directory. As of December 31, 1996 the Company had increased its directory of Web sites to over 500,000, the most sites in a directory provided by a search and navigation service at that time.

         . Content Feeds: Content feeds from a variety of third party services provide users with high quality, up-to-date information from a variety of familiar, reputable sources. For example, the Infoseek News Center offers users the latest business, world, political, technology and sports news from a variety of data sources such as Reuters, Business Wire, PR Newswire, and Usenet news groups. News that matches the user's query is delivery as part of a search result. These content feeds allow the Company to provide a vast amount of information that is attractive to businesses and consumers without the need for the Company to expend its resources to generate and update this data.

         . Service Links: Users can be directly linked to third party sites by clicking on several different title bars listed at the side of the search screen or icons presented on the Infoseek
                 page.   Pursuant to arrangements with NYNEX and UPS, users can
                 access the BigYellow on-line yellow pages directory or the UPS tracking system by clicking on those links. The standard Internet advertising on Infoseek also contains direct links to the advertisers' home page. Without direct hypertext links such as these a user must either conduct a new search or know and enter a precise URL to move to another site.

         Infoseek Service operates with most popular Web browsers. Although browser features vary by manufacturer and version, Infoseek Service automatically configures itself to conform to the specific features of each user's browser. Where available, Infoseek Service employs advanced features such as frames, which organize the screen format into clickable areas to enhance the usability of the service and the appeal to advertisers.

TECHNOLOGY

         The Company believes it can differentiate itself by developing innovative proprietary technology and integrating technology licensed from third parties where appropriate. The Company's strategy is to develop and license only technologies that are able to scale with the growth in content on the Internet, in order to enable the Company to cost-effectively adapt and grow with the Internet.

         Core Search Engine Technology

         The Company's current search engine technology is based upon Ultraseek, an enhanced search technology that was integrated into Infoseek's services in the fourth quarter of 1996 to offer a new approach to information retrieval that provides users enhanced levels of accuracy, currency, comprehensiveness and speed. Ultraseek includes built-in intelligence with features such as phrase, capitalization and proper name recognition.

         The Company's award-winning search engine seeks to deliver high accuracy, which is characterized by the level of precision and the level of recall. Precision and recall are two criteria by which the effectiveness of a search engine technology is often measured. Precision is a measure of how effectively a search engine calculates the relevance of documents that match the query. Recall is a measure of what percentage of the total number of relevant documents in the database are found during the search. Together, these two measures of search engine performance tend to be the most important factors to users in evaluating the accuracy and usefulness of a search engine. For example, in a database of 100 documents with two documents that exactly match the desired query, the ideal search engine would retrieve only the two matching documents, thereby achieving both 100% precision and 100% recall.

         In addition, due to the dynamic nature of the Internet, the retrieval of up-to-date information has become another key factor for the evaluation of Internet search services. To bring current information to the user, the Company is developing technology to refresh its entire database of Web pages no less frequently than every four weeks, while regularly updating with new Web pages. This enables Infoseek Service to deliver accurate, relevant and up-to-date search results.

         Infoseek's search engine is able to recognize proper nouns and analyze keyword proximity. A request in Infoseek Service for "Pete Rose" will return the former baseball player and not a large selection of flowers or other persons named "Pete," thereby retrieving more accurate results. In addition, the technology is case-sensitive, so that it can distinguish between a search for "NeXT," the technology company recently acquired by Apple Computer, Inc., and "next," the common word. Another key element of the technology include its ability to "stem" words so that tenses and inflections of a word (such as stop, stops, stopped and stopping) are considered in the search. Stemming, improperly performed, results in the retrieval of large volumes of irrelevant information. The technology also makes use of operators that can filter documents by either requiring a specific term to appear in all search results or rejecting any results containing a specific term. Field operators are also used so that a search term may be linked to or excluded from a specific portion, or field, of a document, such as the title of a document.

         To facilitate the ease of use of the service, Infoseek Service includes a sophisticated technology to interpret "natural language" queries. Although many current search engines also provide natural language capabilities, the results achieved may differ dramatically. The Infoseek technology is based upon a weighting of various factors such as the case of the words in the search phrase, how common the words appear in usage, word proximity and how the words appear in the pages searched. By using the stemming, case-sensitivity, word proximity, operators and other algorithms in the search engine, Infoseek Service is able to retrieve highly accurate and relevant results.

         The Company has also provided a proprietary Web spider which works to enhance the performance of the search engine. A Web spider is software that identifies and catalogs pages on the Web. This catalog, when indexed with text retrieval software such as the Company's search engine, can be quickly accessed by keyword or phrase. Together, the search engine technology and the Web spider technology are used to index Web pages, the Directory and other sources of content. When the user submits a query, such as "Explain the lyrics to Penny Lane", the engine searches the Web index created by the Web spider, the pages indexed in the Directory and other content, to provide a list of 'hits' ordered by the relevance of the hits to the user's query.

         The Company has also licensed certain software technologies from XSoft, a unit of XEROX, which the Company uses for the linguistic analysis of Web pages and search terms. This technology has been licensed to the Company on a partially exclusive basis for the first year of the five-year contract, which began on March 31, 1996.

         In addition, in May 1996 the Company licensed certain technology from Aptex that allows the Company to update and to enhance the Company's Web Directory feature automatically. This technology has automated the assignment of Web pages to each Directory category. This process was previously performed manually by Infoseek, as it still is at many other Internet search and navigation technology companies. This technology has been licensed to the Company for an initial five year term beginning in October 1996. There can be no assurance that the Aptex technology will function as anticipated or will provide the intended benefits, and any such deficiency could require the Company to incur significant increased costs to expand its Directory as planned. See "Risk Factors -- Technological Change and New Products and Services" and "-- Dependence on Technology Suppliers."

         Advertising Management

         Infoseek has developed certain proprietary systems for the instantaneous placement of advertisements with targeted audiences on appropriate Infoseek Service Web pages. Infoseek's advertising management systems are capable of presenting in real-time advertising that corresponds to a user's inquiry. If certain key words have been purchased by more than one advertiser, the system automatically determines which advertisement is displayed based upon the number of impressions under contract and delivered to date. As part of the Company's proprietary advertising management system, Infoseek also maintains a database that tracks the number of searches of each word queried by Infoseek users, the number of browses through each Directory category and the number of impressions of each advertisement. This system assists the Company in estimating the number of expected impressions of specific advertisement options marketed by the Company or otherwise sought by advertisers.

         In April 1996, the Company licensed certain software technology from Aptex which the Company used to develop its Ultramatch technology, which is currently in beta testing and is expected to be released in 1997. Ultramatch is an advertising and audience management system which utilizes real time behavioral tracking technology to optimize the matching of advertisements with the appropriate audience. The Aptex technology underlying Ultramatch has been licensed to the Company for an initial five year term beginning in October 1996. The Company expects that Ultramatch will provide significant technological improvements to the Company's advertising and audience management systems. The Company's current estimate of the timing of the commercial release of the Ultramatch technology is a forward-looking statement that involves risks and uncertainties. The actual timing of such release could differ materially from that noted in this forward-looking statement as a result of certain factors, including the complexity of this software and the risks inherent in the development and deployment of this technology. As a result, there can be no assurance that Ultramatch technology will be developed and deployed on a timely basis, or at all. See "Risk Factors -- Developing Market; Unproven Acceptance of Internet Advertising and of the Company's Products and Services," "-- Reliance on Advertising Revenues" and "-- Dependence on Technology Suppliers."

ADVERTISING SALES

         Infoseek derives substantially all of its revenues from the sale of advertisements. These advertisements appear on the Infoseek Service Web page when a user enters the service, performs a search, or browses through the Directory or Toolbar. Advertising revenues represented 82% and 99% of the Company's total revenues for fiscal 1995 and fiscal 1996, respectively. The Company believes it has been able to achieve its advertising revenues to date primarily through the extensive knowledge and relationship-base of its direct-sales force and through the products and technological advantages it can offer advertisers.

         Sales Force

         As of December 31, 1996, Infoseek's advertising sales staff consisted of 19 representatives located in Santa Clara, New York, San Francisco, Atlanta and Boston. The staff collectively has advertising experience at media firms such as Anderson Lembke, Cahners Publishing, Foote Cone & Belding, Inc., Hachette Filipacchi, Hearst New Media, Time Warner, New York Times Magazine, US News & World Report, Inc., and Yankee Publishing Inc. The Company believes that having an internal sales force with significant prior experience will allow it to better understand and meet advertisers' needs, increase its access to potential advertisers and maintain strong relationships with its existing base of advertising clients.

         In November of 1996 the Company introduced Infoseek Network, a new initiative to allow the Company to sell advertising on third-party Internet sites. The Infoseek Network benefits both advertisers and third-party hosts by allowing advertisers to increase the reach and frequency of their messages and enabling third-party sites to more easily sell their ad space. In March
1997 the Company and Hoover's, Inc. ("Hoover's") entered into a strategic agreement which integrates Hoover's Company Information Service and the Infoseek Service as part of the Infoseek Network.

         International Advertising

         Infoseek is expanding internationally to maintain its popular presence on the Web. In 1996 the Company launched translated versions of its Infoseek Service in French, Spanish and German. To further capitalize on the foreign-language capabilities of the Infoseek Service in 1996 the Company established strategic advertising sales partnerships with advertising representative firms in Germany and Italy. The Company also is pursuing advertising sales partnerships in other European countries and Sweden. In addition, Infoseek's U.S. sales force is able to sell advertising on the Company's foreign sites to U.S. advertisers who want to reach non-English speaking customers. See "Risk Factors -- Risks Associated with International Expansion."

         The Company launched a Japanese language version of the Infoseek Service in the latter half of 1996. In Japan, advertising the Infoseek products is accomplished through a strategic development, marketing and advertising sales agreement with Digital Garage Inc., established in the third quarter of 1996. Digital Garage also is responsible for maintaining the Japanese section of the Infoseek site and for marketing and sales activities in Japan. See "Risk Factors -- Risks Associated with International Expansion."

         Advertising Products and Pricing

         The Company offers advertisers four main advertising options that may be purchased individually or in packages -- search results, topic directory, keyword and special placement. These options all contain hypertext links to the advertiser's home page.

         . Search Results: Search results advertisements rotate on a random basis throughout Infoseek Service. Search results advertising offers advertisers seeking to establish brand recognition across the broad, general population the broadest reach of Infoseek users. Search results advertisements are typically sold in blocks of one thousand impressions to be generated over a four week period. The current cost per thousand impressions, ("CPM") ranges from $18 to $26 depending upon the number of impressions purchased.

         . Topic Directory: Topic directory advertisements appear when an Infoseek user browses through Directory topic pages, such as Business, Computers, Entertainment and Travel. These advertisements allow advertisers to target an audience with a specific area of interest. Like search results advertisements, topic directory advertisements are sold in blocks of impressions over a four week period. Because of the greater selectivity of the audience, current CPMs range from $35 to $45.

         . Keyword: Keyword advertisements are displayed when an Infoseek user's search contains a particular keyword selected by the advertiser. This option offers the advertiser a highly targeted, self-selected audience. Through its proprietary advertising management system, the Company tracks every word that is queried by Infoseek users. From it, the Company has identified keywords that are most frequently queried by Infoseek users and requested by advertisers. The current four week rate card CPM for a keyword is $55 for a non-exclusive buy.

         . Special Placement: Special placement advertisements are displayed on special feature pages, within certain Directory topic pages and in other manners customized to the needs or requests of the advertiser. Special placement advertisements include Infoseek Spotlight, introduced in the fourth quarter of 1996, which allows advertisers to sponsor a designated Directory page by placing information about the company at the bottom of the Directory page with a direct link to the advertiser's home page. Advertisers may also purchase advertisements placed on special editorial pages. The Company seeks to bundle these advertising options to create packages that offer the greatest value to advertisers. Pricing for special placements is determined on a case-by-case basis.

         In November of 1996 the Company introduced Infoseek Network, a new initiative to allow the Company to sell advertising on third-party Internet sites. The Infoseek Network benefits both advertisers and third-party hosts by allowing advertisers to increase the reach and frequency of their messages and enabling third-party sites to more easily sell their ad space. In the first quarter of 1997, Hoover's Company Information Service was integrated with the Infoseek Service as part of the Infoseek Network.

         During 1996, over 400 advertisers placed advertisements on the Company's service. For the year ended December 31, 1996 one customer, NYNEX, which has a representative on the Company's Board of Directors and owns a substantial amount of the Company's common stock, accounted for 13% of revenues. Other than NYNEX, no one advertiser accounted for 10% or more of the Company's revenues for the year ended December 31, 1996. To date, most of Infoseek's contracts with advertisers have terms of three months or less.

         Technological Advantages for Advertisers

         The online medium offers advertisers the ability to "narrowcast" their advertisements. For example, car manufacturers can display their advertisements when a user executes a car-related search. Infoseek's technology additionally enables clients to monitor the effectiveness of their advertisements by tracking click-through rates (the number of viewers who click to an advertiser's site) to learn more about their target audiences. Infoseek advertising sales representatives work closely with advertisers to understand the data and integrate it into their overall advertising strategy. The Company is exploring new technologies to enhance user behavior tracking and advertising management capabilities.

         The Company currently is testing Ultramatch, an advertising and management system designed to create a user profile based on real, observed user behavior to allow precise, targeted advertising. Ultramatch, developed jointly with Aptex, is based upon neural network technology developed by Aptex and is scheduled for release in 1997. The Company believes that this innovative advertising approach, which will allow advertisers to microcast advertisements to specific user types based on analysis of searching behavior, should significantly differentiate the Company's services. The Company's current estimate of the timing of the commercial release of the Ultramatch technology is a forward-looking statement that involves risks and uncertainties. The actual timing of such release could differ materially from that noted in this forward-looking statement as a result of certain factors, including the complexity of this software and the risks inherent in the development and deployment of this technology. As a result, there can be no assurance that Ultramatch technology will be developed and deployed on a timely basis, or at all. See "Risk Factors -- Developing Market; Unproven Acceptance of Internet Advertising and of the Company's Products and Services," "-- Reliance on Advertising Revenues" and "-- Dependence on Technology Suppliers."

MARKETING AND DISTRIBUTION

         Marketing

         The Company's strategy is to build brand awareness for Infoseek through online and trade advertising, trade shows, broadcast radio, print media and promotions. The Company's current print media campaign includes aggressively marketing in publications such as Businessweek, Newsweek, Time, the New York Times, the Wall Street Journal and Advertising Age. In addition, the Company cross-promotes with content providers through advertising swaps both in online media and traditional print and broadcast media.

     In addition, the Company seeks to establish relationships with key marketing partners. To that effect, the Company has entered into a co-marketing relationship with Sun Microsystems, Inc. ("Sun") under which Infoseek has agreed to use Sun equipment exclusively for use with the Infoseek branded search service. In return, Infoseek will receive advantageous terms on its purchases of certain Sun equipment and the two companies shall widely promote each other's products and services.

     Distribution

     The Company seeks to form relationships that maximize audience reach and create alternate distribution channels to the Company's services. The Company has developed the following significant distribution relationships:

     Browser Vendors: The Company has relationships with Netscape,
Microsoft, and Backweb, each of which distributes software to its customers which is used to navigate the Web. Infoseek Service is listed by each of these companies as a navigational service available to their users. The terms of these relationships vary widely, both in the prominence given to Infoseek Service relative to other alternatives and the compensation paid by Infoseek for advertising. All of these companies feature Infoseek Service as a key navigational tool and engage in certain promotional activities.

      Since March 1995 the Company's service has been listed as a navigational service on the Netscape Web page accessible via the "Net Search" button. Through March 1996, the Company's service was listed as the sole premier navigational service on Netscape. In March 1996, Infoseek entered into a new agreement with Netscape which provided for Infoseek to be listed as a non-exclusive provider of navigational services on Netscape's Web page for the period April 10, 1996 to March 31, 1997. Currently, Netscape's Web page displays four additional premier providers and Infoseek's current agreement with Netscape provides for payments of up to an aggregate of $5 million to Netscape over the one-year term of the agreement. In March 1997 the Company renewed its agreement with Netscape under terms which extend the current contract through April 1997 and thereafter provides for Infoseek Service to be one of five premier providers displayed on Netscape's Web page for the period of May 1, 1997 through April 30, 1998. Infoseek's agreement with Netscape provides for payments of up to an aggregate of $12,500,000 to Netscape over the term of the agreement. There can be no assurance that the Company will be able to maintain or increase its current level of traffic and any failure to do so could materially and adversely impact advertising revenues. In addition, the Company cannot anticipate the impact of any changes Netscape may make to this service, to its Web page or its other services, or the effect on advertising revenues that may be generated from such traffic. For example, is possible that any increased presence on Netscape under the terms of the March 1997 agreement could generate traffic that exceeds the Company's service capacity. Any interruption in service would adversely affect advertising revenues. In the alternative, if traffic is decreased significantly as a result of changes in the Netscape relationshipo or for other reasons, and the Company is unable to develop alternative viable distribution channels, advertising revenues would be adversely affected yet the remaining Netscape obligation due in the first quarter of 1997, $1,250,000, would not be reduced, the result being that the Company's business, results of operations and financial condition would be materially and adversely affected. See "Risk Factors -- Change in Strategic

Relationships" and "--Capacity Constraints and System Failure".


         Since August 1995, the Infoseek Service has been listed as a navigational search service available to users from various "Search Referral Sources" by Microsoft. Effective as of January 1997, the Company renewed its Search Services Agreement with Microsoft under terms which extend the search referral relationship through April 1997. As consideration for the listing of the Infoseek Service by Microsoft, the Company will display the Microsoft Internet Explorer logo and Microsoft advertising banners on the Infoseek Service search results page in relative proportion to the number of search referrals originating from Microsoft.

         Strategic Relationships: In March 1996, the Company and NYNEX entered into a one year agreement which provided that from May 1996 until May 1997 the Company prominently display the BigYellow logo, representing NYNEX's interactive shopping directory, as the exclusive comprehensive shopping directory within Infoseek Service. NYNEX agreed to pay to the Company up to an aggregate of $4.6 million in monthly payments, which amount could be decreased proportionately if the number of impressions of the BigYellow logo fell below a specified number. NYNEX may extend the term of this original agreement for additional one year periods, with the fee to be determined based upon Infoseek's then current advertising rate structure. In addition, NYNEX has the right to cancel or renegotiate the agreement based upon certain relative traffic volumes on the BigYellow and Infoseek Service sites. In February 1997 the Company and NYNEX amended this agreement to extend its terms through June 1998 in exchange for an additional $1.4 million, for a total of $6.0 million in monthly payments ($2.5 million of which was previously paid under the terms of the original agreement). Pursuant to the amended contract, the companies have eliminated certain exclusivity and reimbursement provisions but otherwise have retained substantially the same terms and conditions as the original agreement. There can be no assurance, however, that the NYNEX arrangement will prove to be mutually beneficial, that it will be continued after its amended term or that the Company will be able to produce the levels of traffic required to maintain the contract under its present terms or at all. See "Risk Factors -- Potential Fluctuations in Future Results" and "-- Changes in Strategic Relationships."

         In March 1997 Infoseek and Cable News Network ("CNN") signed an agreement to feature the Infoseek Service exclusively on CNN's three Web sites -- CNN Interactive, CNNfn Interactive, and AllPolitics -- giving users the ability to search instantly within CNN's sites or the entire Web for additional information related to a news story. Under the terms of the agreement, the Company is required to pay certain monthly minimums over the one year term of the agreement. An Infoseek button will be prominently featured on all pages of each of CNN's sites. In addition, most CNN news stories will include an option to instantly search the Internet, using the Infoseek Service, for information related to the article's subject. As part of the agreement, CNN will also use Infoseek's search technology within the CNN sites to allow users to search CNN Interactive, CNNfn Interactive and AllPolitics, and future CNN and Turner Entertainment Web sites will also feature Infoseek's search and navigation services. These new services are scheduled to be available on the CNN web sites beginning in March. The Company's current estimate of the timing of the commercial availability of the Infoseek Service on the current or future CNN sites is a forward-looking statement that involves risks and uncertainties. The actual timing of such availability could differ materially from that noted in this forward-looking statement as a result of certain factors, including the success of the Company and CNN in deploying the technology linking the sites and establishing Company search technology within the CNN sites. As a result, there can be no assurance that the Infoseek Service will become commercially available on the CNN sites within the time frame stated above, or at all. See "Risk Factors -- Change in Strategic Relationships."

         In March 1997 the Company and Hoover's, Inc. ("Hoover's") entered into an agreement which integrates Hoover's Company Information Service and the Infoseek Service. As part of this relationship, the Company made an equity investment of approximately $750,000 in Hoover's and received warrants exercisable for approximately $750,000 of Hoover's common stock. The Company has also agreed to make available to Hoover's a revolving credit loan of up to $250,000. Beginning in March 1997 the Company will be the exclusive advertising provider to Hoover's advertising- and subscriber-supported Web sites, including Hoover's Online, IPO Central and Cyberstocks and is required to pay certain monthly minimums to Hoover's during the term of the contract.
In addition, Infoseek will place advertising sales on the Hoover's Business Resource site provided through America Online.

         The Company has expanded its advertising internationally and in the third quarter of 1996 established a strategic development, marketing and advertising sales agreement with the Japanese company Digital Garage Inc. Digital Garage also is responsible for maintaining the Japanese language section of the Infoseek site and for marketing and sales activities in Japan.

         Other Web Sites: Infoseek promotes the creation of hyperlinks between Infoseek Service and other Web sites. More than 75,000 pages on the Web currently contain pointers to Infoseek Service, often with the Infoseek logo prominently displayed on the pages.

COMPETITION

         The market for Internet products and services is highly competitive, with no substantial barriers to entry, and the Company expects that competition will continue to intensify. In addition, the market for the Company's products and services continues to develop, is rapidly evolving and is characterized by an increasing number of market entrants with competing products and services.
A number of companies offer competitive products and services addressing certain of the Company's target markets. These companies include America Online, Inc., CompuServe Corporation, Digital Equipment Corporation, Excite, Inc., Lycos, Inc., Open Text Corporation, Prodigy Services Company and Yahoo! Corporation. In addition, the Company competes with metasearch services that allow a user to search the databases of several catalogs and directories simultaneously. The Company also competes indirectly with database vendors that offer information search and retrieval capabilities with their core database products. In the future, the Company may encounter competition from providers of Web browser software, including Netscape and Microsoft, online services and other providers of other Internet products and services who elect to incorporate their own search and retrieval features into their offerings.

         Many of the Company's existing and potential competitors have significantly greater financial, technical and marketing resources than the Company. The Company may also be adversely affected by competition from licensees of its products and technology, current and future advertisers, as well as from its current, future and former content providers. There can be no assurance that the Company's competitors will not develop Internet products and services that are superior to those of the Company or that achieve greater market acceptance than the Company's offerings. Moreover, a number of the Company's current advertising customers, licensees and licensors have also established relationships with certain of the Company's competitors and future advertising customers, licensees and licensors may establish similar relationships. In addition, the Company competes with online services and other Web site operators as well as traditional offline media such as print and television for a share of advertisers' total advertising budgets. There can be no assurance that the Company will be able to compete successfully against its current or future competitors or that competition will not have a material adverse effect on the Company's business, results of operations and financial condition. See "Risk Factors -- Intense Competition."

RESEARCH AND DEVELOPMENT

         During 1995 and 1996, the Company spent approximately $1,175,000 and $4,550,000, respectively, on research and development activities. As of December 31, 1996, the Company had a research and development staff of 41 full-time employees located at the Company's headquarters in Santa Clara, California.

         The Company has developed a new search engine technology, Ultraseek which has been designed to significantly improve retrieval and Web page indexing capabilities beyond the ACSIOM technology that the Company licensed from the University of Massachusetts. The Company has also licensed certain software technologies from XSoft, a unit of XEROX, which the Company intends to use for the linguistic analysis of Web pages and search terms. This technology has been licensed to the Company on a partially exclusive basis for the first year of the five-year contract, which began on March 31, 1996. Infoseek has licensed certain technology from Aptex which automates the development of the Company's Web Directory feature. Infoseek has used this technology to enhance the Directory development process by automating the creation of Directory entries, as well as the abstracts within the Directory entries. In addition to these technologies and services under development, many of the Company's new products and product enhancements have been only recently introduced and it is not yet clear that such products will achieve significant market acceptance. See "Risk Factors -- Technological Change and New Products and Services."

                 The Company has been working to establish a mirror, or duplicate, Infoseek Service site and expects this site to be complete and functioning in 1997. The Company's current estimate of the timing of the completion of this duplicate service site is a forward-looking statement that involves risks and uncertainties. The actual timing of such completion and the capacity of the service provided could differ materially from that noted in this forward-looking statement as a result of certain factors, including hardware or software difficulties and the amount of traffic on Infoseek Service. As a result, there can be no assurance that a duplicate service site will be operational within the time frame stated above, or at all. In addition, any duplicate site will create additional operational and management complexities, including the need for continual updating and maintenance of directory listings, possibly among geographically dispersed network servers. See "Risk Factors--Capacity Constraints and System Failure".

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

         The Company's success depends significantly upon its proprietary technology. The Company currently relies on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company seeks to protect its software, documentation and other written materials under trade secret, patent and copyright laws, which afford only limited protection. The Company holds one patent and currently has five United States patent applications pending. There can be no assurance that the pending applications will be approved, or that if issued, such patents will not be challenged, and if such challenges are brought, that such patents will not be invalidated. There can be no assurance that the Company will develop proprietary products or technologies that are patentable, that any issued patent will provide the Company with any competitive advantages or will not be challenged by third parties, or that the patents of others will not have a material adverse effect on the Company's ability to do business. The Company has registered and applied for registration for certain service marks and trademarks, and will continue to evaluate the registration of additional service marks and trademarks, as appropriate. The Company generally enters into confidentiality agreements with its employees and with its consultants and customers. Litigation may be necessary to protect the Company's proprietary technology. Any such litigation may be time-consuming and costly. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or services or to obtain and use information that the Company regards as proprietary. In addition, the laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology or duplicate the Company's products or design around patents issued to the Company or other intellectual property rights of the Company.

         There have been substantial amounts of litigation in the computer industry regarding intellectual property rights. There can be no assurance that third parties will not in the future claim infringement by the Company with respect to current or future products, trademarks or other proprietary rights, or that the Company will not counterclaim against any such parties in such actions. Any such claims or counterclaims could be time-consuming, result in costly litigation, cause product release delays, require the Company to redesign its products or require the Company to enter into royalty or licensing agreements, any of which could have a material adverse effect upon the Company's business, operating results and financial condition. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all. See "Risk Factors -- Intellectual Property and Proprietary Rights" and "-- Government Regulation and Legal Uncertainties."

EMPLOYEES

         As of December 31, 1996, the Company had 113 full-time employees, including 41 in research and development, 49 in sales and marketing and 23 in finance and administration. The Company's future performance depends in significant part upon the continued service of Robert E.L. Johnson, III, the Company President and Chief Executive Officer and Steven T. Kirsch, a founder and the Chairman of the Board of the Company, as well as its other key technical and senior management personnel, none of whom is bound by an employment agreement. The Company provides incentives such as salary, benefits and option grants (which are typically subject to vesting over four years) to attract and retain qualified employees. The loss or substantial diversion of the services of the Company's officers or other key employees could have a material adverse effect on the Company's business, operating results and financial condition. The Company's future success also depends on its continuing ability to attract and retain highly qualified technical and management personnel. See "Risk Factors -- Management of Growth; Need to Establish Infrastructure."

                                  RISK FACTORS

         This Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results and the timing of certain events could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below and other factors discussed elsewhere in this Report. In addition to the other information contained in this Report, investors should carefully consider the following risk factors:


         Limited Operating History; Anticipation of Continued Losses. The Company has a limited operating history, which makes it difficult to manage future operations or predict future operating results. The Company was formed in August 1993 and did not commence generating revenues until January 1995.
The Company has incurred significant net losses since inception and expects to continue to incur significant losses on a quarterly and annual basis for the foreseeable future. As of December 31, 1996, the Company had an accumulated deficit of $20.8 million. The Company and its prospects must be considered in light of the risks, costs and difficulties frequently encountered by companies in their early stage of development, particularly companies in the new and rapidly evolving Internet market. There can be no assurance that the Company will be able to address any of these challenges or will be able to sustain revenue growth or achieve profitability. Moreover, in 1996 the Company significantly increased its operating expenses to substantially increase its sales and marketing operating, develop new distribution channels, broaden its customer support capabilities and fund greater levels of research and development. Further increases in operating expenses are planned in 1997. To the extent that any such expenses are not subsequently and timely followed by increased revenues, the Company's business, results of operations and financial condition would be materially adversely affected.

         Potential Fluctuations in Future Results. As a result of the Company's limited operating history as well as the very recent emergence of the Internet market addressed by the Company, the Company has neither internal nor industry-based historical financial data for any significant period of time upon which to base planned operating expenses. The Company expects that its results of operations may also fluctuate significantly in the future as a result of a variety of factors, including: the continued rate of growth, usage and acceptance of the Internet; the rate of acceptance of the Internet as an advertising medium; demand for the Company's products and services; the advertising budgeting cycles of individual advertisers; the introduction and acceptance of new or enhanced products or services by the Company or by its competitors; the Company's ability to anticipate and effectively adapt to a developing market and to rapidly changing technologies; the Company's ability to attract, retain and motivate qualified personnel; initiation, renewal or expiration of significant contracts with NYNEX, Netscape or others; pricing changes by the Company or its competitors; specific economic conditions in the Internet market; general economic conditions and other factors. In addition, the Infoseek Network, which was recently introduced by the Company, is expected to generate advertising revenues that would typically carry lower gross profit margins than those associated with advertising sold on the Company's own Web site. As a result the Company expects that its gross margins may decline somewhat to the extent that Network sales become material in amount. Substantially all of the Company's revenues have been generated from the sale of advertising and the Company expects revenue for the foreseeable future to continue to be derived substantially from advertising sales. Moreover, most of the Company's contracts with advertising customers have terms of three months or less with options to cancel at any time. Accordingly, future sales and operating results are difficult to forecast. The Company's expense levels are based in part on its expectations as to future revenues and to a significant extent are relatively fixed, at least in the short term. The Company may not be able to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in relation to the Company's expectations would have an immediate adverse impact on the Company's business, results of operations and financial condition. In addition, the Company may elect from time to time to make certain pricing service or marketing decisions or acquisitions that could have a short-term material adverse effect on the Company's business results of operations and financial condition and may not generate the long-term benefits intended. Due to all of the foregoing factors, it is likely that in some future period the Company's operating results may be below the expectations of public market analysis and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

         The Company's revenues are also dependent on its relationship with NYNEX. In March 1996, the Company and NYNEX entered into a one year agreement which provides for the Company's display of the BigYellow logo with Ultraseek. Amending the terms of the agreement, NYNEX agreed to pay to the Company up to an aggregate of $4,600,000 in monthly payments, which amount will be decreased proportionately if the number of impressions of the BigYellow logo is below a specified number. NYNEX could extend the term of the agreement for additional one year periods with the fee to be determined based upon Infoseek's then current advertising rate structure. In addition, NYNEX has the right to cancel or renegotiate the agreement based upon Infoseek's then current advertising rate structure. NYNEX also had the right to cancel or renegotiate the agreement based upon certain relative traffic volumes on the BigYellow and Infoseek Guide sites. In February 1997 the Company and NYNEX amended this agreement to extend the term through June 1998 in exchange for a total of $6,000,000 in monthly payments ($2,500,000 of which was previously paid under the terms of the original agreement). Pursuant to the amended contract, the companies have eliminated certain exclusivity and reimbursement provisions but otherwise have retained substantially the same terms and conditions as the original agreement. There can be no assurance, however, that the NYNEX arrangement will prove to be mutually beneficial, that it will be continued after its amended term or that the Company will be able to produce the levels of traffic required to maintain the contract under its present terms or at all.

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

         The Company is in a new and rapidly evolving industry with demand for and market acceptance of recently introduced products and services being subject to a high level of uncertainty. Accordingly, it is difficult to predict its size, stability and the extent of its growth, if any. There can be no assurance that the market for the Company's products and services will develop that demand for the Company's products or services by Internet users or by advertisers will emerge or become sustainable. If the market fails to develop, develops more slowly than expected or becomes saturated with competitors, or if the Company's products and services do not achieve or sustain acceptance by the Internet users or advertisers, the Company's business, results of operations and financial condition will be materially adversely affected.

         Reliance on Advertising Revenues. The Company has derived substantially all of its revenues to date from the sale of advertisements and expects such dependence of advertising revenue to continue. The Company's current business model to generate revenues through the sale of advertising on the Internet is unproven. The Internet as an advertising medium has not been available for a sufficient period of time to gauge its effectiveness as compared with traditional advertising media. In addition, most of the Company's current advertising customers have limited or no experience using the Internet as an advertising medium, have not devoted a significant portion of their advertising expenditures to such advertising and may not find such advertising to be effective for promoting their products and services relative to advertising in traditional media. In addition, the Company's advertising revenues to date have been derived from a limited number of advertising customers. There can be no assurance that current advertisers will continue to purchase advertising space and services from the Company or that sufficient impressions will be achieved or available or that the Company will be able to successfully attract additional advertisers. Furthermore, with the rapid growth of available inventory on the Internet and the intense competition among sellers of advertising space it is difficult to project future levels of advertising revenues and pricing models that will be adopted by the industry or individual companies. Accordingly, there can be no assurance that the Company will be successful in generating significant future advertising revenues and failure to do so will have a material adverse effect on the Company's business, results of operations and financial condition.

         Change in Strategic Relationships. From March 1995 through March 1996, the Company's service was listed as the sole premier navigational service on the Netscape Web page accessible via the "Net Search" button. In March 1996, Infoseek entered into a new agreement with Netscape which provides that
Infoseek will be listed as a non-exclusive premier provider of navigational services on Netscape's Web page for the period of April 10, 1996 to March 31, 1997. Currently, Netscape's Web page displays four additional premier providers. Infoseek's agreement with Netscape provides for payments of up to an aggregate of $5,000,000 to Netscape over the term of the agreement.  In
March 1997 the Company renewed its agreement with Netscape under terms which extend the current contract through April 1997 and thereafter provides for Infoseek Service to be one of five premier providers displayed on Netscape's
Web page for the period of May 1, 1997 through April 30, 1998. Infoseek's agreement with Netscape provides for payments of up to an aggregate of $12,500,000 to Netscape over the term of the agreement. There can be no assurance that the Company will be able to maintain or increase its current level of traffic and any failure to do so could materially and adversely impact advertising revenues. In addition, the Company cannot anticipate the impact of any changes Netscape may make to this service, to its Web page or its other services, or the effect on advertising revenues that may be generated from such traffic. For example, is possible that any increased presence on Netscape under the terms of the March 1997 agreement could generate traffic that exceeds
the Company's service capacity.   In the alternative, if  traffic is decreased
significantly as a result of changes in the Netscape relationship or for other reasons, and the Company is unable to develop alternative viable distribution channels, advertising revenues would be adversely affected yet the remaining $1,250,000 Netscape obligation due under the March 1996 contract and any amounts due under the March 1997 contract would not be reduced, the result being that the Company's business, results of operations and financial condition would be materially and adversely affected.

         The Company's revenues are also dependent on its relationship with NYNEX. In March 1996, the Company and NYNEX entered into a one year agreement which provides for the Company's display of the BigYellow logo with Ultraseek. Amending the terms of the agreement, NYNEX agreed to pay to the Company up to an aggregate of $4,600,000 in monthly payments, which amount will be decreased proportionately if the number of impressions of the BigYellow logo is below a specified number. NYNEX could extend the term of the agreement for additional one year periods with the fee to be determined based upon Infoseek's then current advertising rate structure. In addition, NYNEX has the right to cancel or renegotiate the agreement based upon Infoseek's then current advertising rate structure. NYNEX also had the right to cancel or renegotiate the agreement based upon certain relative traffic volumes on the BigYellow and Infoseek Guide sites. In February 1997 the Company and NYNEX amended this agreement to extend the term through June 1998 in exchange for a total of $6,000,000 in monthly payments ($2,500,000 of which was previously paid under the terms of the original agreement). Pursuant to the amended contract, the companies have eliminated certain exclusivity and reimbursement provisions but otherwise have retained substantially the same terms and conditions as the original agreement. There can be no assurance, however, that the NYNEX arrangement will prove to be mutually beneficial, that it will be continued after its amended term or that the Company will be able to produce the levels of traffic required to maintain the contract under its present terms or at all.

         Technological Changes and New Products and Services. The market for Internet products and services is characterized by rapid technological change, changing customer needs, frequent new product introductions and evolving industry standards. These market characteristics are exacerbated by the emerging nature of this market and the fact that many companies are expected to introduce new Internet products and services in the near future. The Company's future success will depend on its ability to continually and on a timely basis introduce new products, services and technologies and to continue to improve the performance, features and reliability of the Company's products and services in response to both evolving demands of the marketplace and competitive product offerings.

         There can be no assurance that any new or proposed product or service will attain market acceptance. Failure of the Company to successfully design, develop, test, market and introduce new and enhanced technologies and services, in particular, Ultraseek or any enhancements of the Company's current search technology or the failure of the Company's recently introduced products and services to achieve market acceptance could have a material adverse effect upon the Company's business, operating results and financial condition. While the Company's Ultramatch technology is currently in beta testing and is expected to be commercially released in 1997, this new technology, which is being developed with Aptex Software, is complex and subject to risks inherent in the development and deployment process. There can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction or marketing of new or enhanced technologies, products and services, or that the Company's new or recently introduced products and services will adequately meet the requirements of the marketplace and achieve significant market acceptance. Due to certain market characteristics, including technologic change, changing customer needs, frequent new product and service introductions and evolving industry standards, timeliness of introduction of these new products and services is critical. Delays in the introduction of new products and services may result in customer dissatisfaction and may delay or cause a loss of advertising revenue. There can be no assurance that the Company will be successful in developing new products or services or improving existing products and services that respond to technological changes or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of new or improved products and services, or that its new products and services will adequately meet the requirements of the marketplace and achieve market acceptance. In addition, new or enhanced products and services introduced by the Company may contain undetected errors that require significant design modifications. This could result in a loss of customer confidence and user support, thus adversely affecting the use of the Company's products and services, which in turn would have a material adverse effect upon the Company's business, results of operations or financial condition. If the Company is unable to develop and introduce new or improved products or services in a timely manner in response to changing market conditions or customer requirements, the Company's business, operating results and financial condition will be materially adversely affected.

         Dependence on Technology Suppliers. The Company is dependent currently upon several suppliers for the integral components of its current and future technologies. In April 1996, the Company licensed certain software technology from Aptex which the Company used to develop its Ultramatch technology, which is currently in beta testing and is expected to be released in 1997. Ultramatch is an advertising and audience management system which utilizes real time behavioral tracking technology to optimize the matching of advertisements with the appropriate audience. The Aptex technology underlying Ultramatch has been licensed to the Company for an initial five year term, beginning in October 1996. The Company expects that Ultramatch will provide significant technological improvements to the Company's advertising and audience management systems. The Company expects the proposed technology to provide significant technological improvements to the Company's advertising and audience management systems. The actual timing of such release could differ materially as a result of certain factors, including the Company's success in completing the development and deployment of this technology. As a result, there can be no assurance that Ultramatch technology will be developed and deployed on a timely basis, or at all.

         Also in May 1996, the Company licensed certain technology from Aptex that allows the Company to update and to enhance the Company's Web Directory feature automatically. This technology has automated the assignment of Web pages to each Directory category. This process was previously performed manually by Infoseek, as they still are at many other search and navigation companies. This technology has been licensed to the Company for an initial five year term beginning in October 1996. There can be no assurance that the Aptex technology will function as anticipated or will provide the intended benefits which could require the Company to incur significantly increased costs to expand its Directory feature.

         The Company has also licensed certain software technologies from XSoft to be used for the linguistic analysis of search terms. This technology has been licensed to the Company on a partially exclusive basis for the first year of the five year contract, which began on March 31, 1996. In addition, the Company may develop other technology alliances and enter into other license arrangements with technology vendors.

         There can be no assurance that the Aptex or XSoft technologies will be successfully designed, developed and tested, or, that if the technologies are successfully developed, any product or service into which the technologies are incorporated will be successfully accepted by the marketplace. Any failure of Aptex, XSoft or any future technology vendor to provide prompt and effective support and maintenance to the Company, or to continue to upgrade their respective technologies in order to continue to be competitive, could have a material adverse effect on the Company's business, results of operations and financial condition.

         Dependence Upon Third Party Content Development. A key element of the Company's strategy involves the use of unique content developed by third parties exclusively for Infoseek. A significant majority of the Company's relationships with such third parties, however, have only recently been developed and are contracted on three month trial bases. There can be no assurance that these content sponsors will continue to provide content that is unique to Infoseek, that they will not seek to charge the Company a significant fee for the supply of such content, that they will not enter into similar arrangements with or provide similar content to the Company's competitors, that they will continue their relationship with the Company, or that they will not establish their own services to compete against the Company for advertising revenue. Nor can there be any assurance that the Company's current or future third-party content providers will provide content that is attractive to Web users or that their efforts will result in significant revenue to the Company. Any failure of these parties to develop and maintain high-quality and attractive content could result in dilution to the Infoseek brand and could have a material adverse effect on the Company's business, results of operations and financial condition.

         Intense Competition. The market for Internet products and services is highly competitive with no substantial barriers to entry and the Company expects that competition will continue to intensify. In addition, the market for the Company's products and services has only recently begun to develop, is rapidly evolving and is characterized by an increasing number of market entrants with competing products and services. The Company does not believe this market will support the increasing number of competitors and their products and services. Although the Company believes that the diverse segments of the Internet market may provide opportunities for more than one supplier of products and service similar to those of the Company, it is possible that a single supplier may dominate one or more market segments. Accordingly, any failure of the Company to provide product and service offerings that achieve success in the short-term could result in an insurmountable loss in market and brand acceptance and could, therefore, have a material adverse and long-term effect upon the Company's business, results of operations and financial condition.

         Management of Growth; Need to Establish Infrastructure. The rapid growth that the Company believes is necessary to successfully offer its products and services has placed, and is expected to continue to place, a significant strain on the Company's managerial, operational and financial resources. The Company continues to expand its operations and increase its dependence and reliance on computer generated information. This evolution necessitates continuous reassessment of the appropriateness of the Company's computerized data and systems. The Company's current management information system is cumbersome and inefficient and requires a significant amount of manual effort using personal computer spreadsheets in order to process and analyze information. This situation makes it difficult for management to obtain timely and accurate information. The Company is evaluating a number of new financial and management controls, reporting systems and procedures, as well as its information systems and technology. Such expansion efforts will create significant strain upon the Company's existing resources.

         There can be no assurance that the Company will be able to effectively manage the expansion of its operations, that the Company's new management team will work together effectively, that the Company will be able to attract and retain qualified personnel, that the Company's systems, procedures or controls will be adequate to support the Company's operations or that Company management will be able to achieve the rapid execution necessary to fully exploit any potential market opportunity for the Company's products and services and media properties. In addition, the Company intends to establish at least one mirror, or duplicate, site, which may be in another geographic location, which will create additional operational and management complexities, including the need for continual updating and maintenance of directory listings, possibly among geographically dispersed network servers. Any inability to effectively manage growth could have a material adverse effect on the Company's business, results of operations and financial condition.

         Intellectual Property and Proprietary Rights. The Company's success depends significantly upon its proprietary technology. The Company currently relies on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company generally enters into confidentiality agreements with its employees and consultants. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. In addition, the Company holds one patent and currently has five United States patent applications pending. There can be no assurance that any pending applications will be approved, that if issued any such patent will not be challenged, and that if challenged, any such patent(s) will not be invalidated. There can be no assurance that any issued patent will provide the Company with any competitive advantages or will not be challenged by third parties. The Company has registered and applied for registration for certain service marks and trademarks, and will continue to evaluate the registration of additional service marks and trademarks as appropriate. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or services or to obtain and use information that the Company regards as proprietary. In addition, the laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States. Litigation may be necessary to protect the Company's proprietary technology. Any such litigation may be time-consuming and costly. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology or duplicate the Company's products or services or design around patents or other intellectual property rights of the Company.

         There have been substantial amounts of litigation in the information technology industry regarding intellectual property rights. There can be no assurance that the Company will develop proprietary products or services or technologies that are patentable or that the patents of others will not have a material adverse effect on the Company's ability to do business. In addition, there can be no assurance that third parties will not in the future claim infringement by the Company with respect to current or future products or services, trademarks or other proprietary rights, or that the Company will not counterclaim against any such parties in such actions. Any such claims or counterclaims could be time-consuming, result in costly litigation, cause product release delays, require the Company to redesign its products or services or require the Company to enter into royalty or licensing agreements, any of which could have a material adverse effect upon the Company's business, operating results and financial condition. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all.

         Capacity Constraints and System Failure. A key element of the Company's strategy is to generate a high volume of traffic to its products and services. Accordingly, the performance of the Company's products and services is critical to the Company's reputation, its ability to attract advertisers to the Company's Web sites and market acceptance of these products and services. Any system failure that causes interruptions or that increases response time of the Company's products and services would result in less traffic to the Company's Web sites and, if sustained or repeated, would reduce the attractiveness of the Company's products and services to advertisers and customers. In addition, an increase in the volume of searches conducted through the Company's products and services could strain the capacity of the software, hardware or telecommunications lines deployed by the Company, which could lead to slower response time or system failures. The Company renewed its contract with Netscape pursuant to which the Company hopes to increase its presence as a Netscape premier provider. If the Company receives a greater share of Netscape traffic it is possible that the capacity of the Company's hardware or software could be exceeded and service interruptions or failures could occur. As the number of Web pages and users increase, there can be no assurance that the Company's products, services and systems will be able to scale appropriately. The Company is also dependent upon Web browser companies and Internet and online service providers for access to its products and services, and users have experienced and may in the future experience difficulties due to system or software failures or incompatibilities not within the Company's control. The Company is also dependent on hardware suppliers for prompt delivery, installation and service of servers and other equipment and services used to provide its products and services. The Company has been working to establish a duplicate Infoseek Service site and expects this site to be complete and functioning in 1997. The Company's current estimate of the timing of the completion of this duplicate service site is a forward-looking statement that involves risks and uncertainties. The actual timing of such completion and the capacity of the service provided could differ materially from that noted in this forward-looking statement as a result of certain factors, including hardware or software difficulties and the amount of traffic on Infoseek Service. As a result, there can be no assurance that a duplicate service site
will be operational within the time frame stated above, or at all.    In
addition, any duplicate site will create additional operational and management complexities, including the need for continual updating and maintenance of directory listings, possibly among geographically dispersed network servers. Any disruption in the Internet access and service provided by the Company or its service providers could have a material adverse effect upon the Company's business, results of operations and financial condition.

         The process of managing advertising within large, high traffic Web sites such as the Company's is an increasingly important and complex task. The Company relies on internal advertising inventory management and analysis systems to provide enhanced internal reporting and customer feedback on advertising. To the extent that any extended failure of the Company's advertising management system results in incorrect advertising insertions, the Company may be exposed to "make good" obligations with its advertising customers, which, by displacing advertising inventory, could have a material adverse effect on the Company's business, results of operations and financial condition.

         In addition, the Company's operation depends upon its ability to maintain and protect its computer systems located in Santa Clara, California. This system is vulnerable to damage from fire, floods, earthquakes, power loss, telecommunications failures, break-ins and similar events. The Company does not currently have a disaster recovery plan in effect. Despite the implementation of network security measures by the Company, its servers are also vulnerable to computer viruses, break-ins and similar disruptive problems. Computer viruses, break-ins or other problems caused by third parties could lead to interruptions, delays in or cessation of service to users of the Company's products and services. The occurrence of any of these risks could have a material adverse effect on the Company's business, results of operations and financial condition.

         Dependence on Key Personnel. The Company's future performance depends in significant part upon the continued contributions of its key technical and senior management personnel including, in particular, Robert E.L. Johnson, III, the Company's President and Chief Executive Officer and Steven T. Kirsch, a founder and the Chairman of the Board of the Company, none of whom is bound by an employment agreement. The Company provides incentives such as salary, benefits and option grants (which are typically subject to vesting over four years) to attract and retain qualified employees. The loss of the services of Mr. Johnson or Mr. Kirsch or any of the Company's officers or other key employees could have a material adverse effect on the Company's business, operating results and financial condition. The Company's future success also depends on its continuing ability to attract and retain highly qualified technical and management personnel. Competition for such personnel is intense, and there can be no assurance that the Company can retain its key technical and management employees or that it can attract, assimilate or retain other highly qualified technical and management personnel in the future.

         Government Regulation and Legal Uncertainties. The Company is not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally, and there are currently few laws or regulations directly applicable to access to or commerce on the Internet. It is possible that a number of laws and regulations may be adopted with respect to the Internet, covering issues such as user privacy, pricing and characteristics and quality of products and services. For example, the recently enacted Telecommunications Reform Act of 1996 imposes criminal penalties on anyone who distributes obscene, lascivious or indecent communications on the Internet. The adoption of any such laws or regulations may decrease the growth of the Internet, which could in turn decrease the demand for the Company's products, increase the Company's cost of doing business, or otherwise have an adverse effect on the Company's business, results of operations or financial condition. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, copyright, trade secret, libel and personal privacy is uncertain and developing. Any such new legislation or regulation, or application or interpretation of existing laws, could have a material adverse effect on the Company's business, results of operations or financial condition.

         Risks Associated with International Expansion. As part of its business strategy, the Company is seeking opportunities to expand its products and services into international markets. The Company believes that such expansion is important to the Company's ability to continue to grow and to market its products and services. In marketing its products and services internationally, however, the Company will face new competitors. In addition, the ability of the Company to enter the international markets will be dependent upon the Company's ability to create localized versions of its products and services. There can be no assurance that the Company will be successful in creating localized versions of its products and services or marketing or distributing its products abroad or that, if the Company is successful, its international revenues will be adequate to offset the expense of establishing and maintaining international operations. To date, the Company has limited experience in marketing and distributing its products internationally. In addition to the uncertainty as to the Company's ability to establish an international presence, there are certain difficulties and risks inherent in doing business on an international level, such as compliance with regulatory requirements and changes in these requirements, export restrictions, export controls relating to technology, tariffs and other trade barriers, protection of intellectual property rights, difficulties in staffing and managing international operations, longer payment cycles, problems in collecting accounts receivable, political instability, fluctuations in currency exchange rates and potentially adverse tax consequences. There can be no assurance that one or more of such factors will not have a material adverse effect on any international operations established by the Company and, consequently, on the Company's business, operating results and financial condition.

         Liability for Information Retrieved from the Internet. Because Internet services provided by the Company require the Company to link users to information which is downloaded, indexed and distributed from Web pages published by a large number of Internet Web sites and content providers, there is potential that claims will be made against the Company on theories such as defamation, negligence, copyright or trademark infringement, distribution of obscene, lascivious or indecent communications or other theories of liability based on the nature and content of such materials. Such claims have been brought, and sometimes successfully pressed, against online services in the past. Additionally, claims could be made against the Company for copyright infringement based on the improper dissemination of information. Although the Company carries general liability insurance, the Company's insurance may not cover potential claims of this type, or may not be adequate to indemnify the Company for all liability that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could have a material adverse effect on the Company.

         Future Capital Needs; Uncertainty of Additional Financing. The Company currently anticipates that its cash, cash equivalents and short-term investment balances, together with cash flows generated from advertising revenues, will be sufficient to meet its anticipated needs for working capital, capital expenditures and business expansion for at least the next 12 months. Thereafter, the Company may need to raise additional funds. The Company may need to raise additional funds sooner in order to fund more rapid expansion to develop new or enhanced services or products, to respond to competitive pressures or to acquire complementary products, businesses or technologies. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of the shareholders of the Company will be reduced, shareholders may experience additional dilution and such securities may have rights, preferences or privileges senior to those of the holders of the Company's Common Stock. There can be no assurance that additional financing will be available on terms favorable to the Company or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to fund its expansion, take advantage of unanticipated acquisition opportunities, develop or enhance services or products or respond to competitive pressures. Such inability could have material adverse effect on the Company's business, results of operations and financial condition.

ITEM 2.  PROPERTIES

         The Company's principal administrative, sales, marketing, and research and development facility is located in approximately 13,000 square feet of space in Santa Clara, California. This facility is leased pursuant to multiple leases which expire at various dates through February 2000. In June, 1996 the Company signed a lease for office space in another building in New York, New York. The lease for this second facility, which totals approximately 3,376 square feet, expires in May 2001. In March of 1997 the Company signed a lease agreement for a 48,000 square foot facility in Sunnyvale, California.The Company is obligated to lease an additional 13,500 square feet after the first six months of the agreement, which commences in mid-April 1997 and extends through mid-October 2002. In addition, the Company has an option for additional space up to a total of 93,000 square feet. This facility is intended to house the Infoseek corporate headquarters and allow the Company to consolidate all current corporate operations into one location. The Company believes that its existing facilities are adequate for its current needs and that additional space will be available as needed. There can be no assurance that a system failure at the Company's principal location would not adversely affect the performance of the Company's products and services.

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Incorporated by reference to the information under the headings "Proposal No. 1--Election of Directors," "Proposal No.2--Ratification and Approval of Amendment to 1996 Stock Option/Stock Issuance Plan" and "Proposal No. 3--Ratification of Appointment of Independent Auditors" in the Proxy Statement to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Report.


                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         Incorporated by reference from the information under the caption "Infoseek Corporate Data -- Stock Symbol," "-- Stock Market" and "-- Stock Trading" in the Annual Report.

ITEM 6.  SELECTED FINANCIAL DATA

         Incorporated by reference to the information under the caption "Summary Financial Data" in the Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Incorporated by reference to the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors that May Affect Future Results" in the Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial statements of the Company at December 31, 1996 and 1995 and for each of the three years in the period ended December 31, 1996, the report thereon of Ernst & Young LLP, independent auditors, are incorporated by reference from the Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.


                                    PART III

         Certain information required by Part III is omitted from this Report in that the Registrant intends to file the Proxy Statement pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Report, and such information is incorporated by reference herein.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information concerning the Company's directors required by this
Item is incorporated by reference to the information under the heading "Proposal No. 1 -- Election of Directors" in the Company's Proxy Statement.

         The information concerning the Company's executive officers required by this Item is incorporated by reference to the information under the heading "Other Information -- Executive Officers" in the Company's Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this Item is incorporated by reference to information under the heading "Executive Compensation," "Option Grants in Last Fiscal Year," and "Aggregate Option Exercises in Last Fiscal Year and Fiscal Year End Option Values" in the Company's Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated by reference to the information under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated by reference to the information under the headings "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" in the Company's Proxy Statement.
                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)      1.      FINANCIAL STATEMENTS

         The Financial Statements of Infoseek Corporation and the Report of Ernst & Young LLP, independent auditors are incorporated herein by reference to the Annual Report.

         2.      EXHIBITS

             Exhibit No.                                     Description
             -----------                                     -----------
              1.1*               Underwriting Agreement filed with the Company's Initial Public
                                 Offering.

              3.1*               Amended and Restated Articles of Incorporation of the Registrant.

              3.2*               Bylaws of the Registrant, as amended.

              4.1*               Reference is made to Exhibits 3.1 and 3.2.

              4.3*               Third Amended and Restated Investors' Rights Agreement dated April 19,
                                 1996 among the Registrant and the investors and founders named therein.

              4.4*               Warrant Agreement between the Registrant and Venture Lending and
                                 Leasing, Inc. dated as of October 7, 1995.

             10.1*               Infoseek Corporation Stock  Option Plan, as amended on March 20, 1996, subject to qualification by the State of California.

             10.2*               Infoseek Corporation 1996 Stock Option/Stock Issuance Plan.

             10.3*               Infoseek Corporation Employee Stock Purchase Plan.

             10.4*               Form of Offer Letter among the Registrant and its officers.

             10.5*               Form of Indemnification Agreement entered into between the Registrant and its directors and officers.

             10.6*               Series A Preferred Stock Purchase Agreement dated February 25, 1994 among the Registrant and the investors named therein, as amended
                                 March 3, 1994.

             10.7*               Series A Preferred Stock Supplemental Purchase Agreement dated July 22,
                                 1994 between the Registrant and the Applied Computing Systems Institute
                                 of Massachusetts, Inc.

             10.8*               Series B Preferred Stock Purchase Agreement dated June 30, 1994 among the Registrant and the investors named therein, as amended July 7,
                                 1994.

             10.9*               Series C Preferred Stock Purchase Agreement dated May 4, 1995 among the
                                 Registrant and the investors named therein, as amended June 30, 1995.

               Exhibit No.                                     Description
               -----------                                     -----------
               10.10*              Third Amended and Restated Agreement regarding co-sale dated April 19,
                                   1996 among the Registrant and the investors and founders named therein.

               10.11*              Third Amended and Restated Co-Sale Agreement dated April 19, 1996 among the founder and the investors named therein.

               10.12*              Amended and Restated Put  Option Agreement dated May 4, 1995 among  the
                                   Registrant and the investors named therein.

               10.13*              Founders Agreement dated February 1, 1994 among the Registrant and the founders named therein, as amended June 30, 1994.

               10.14*+             Series E Preferred Stock Purchase Agreement dated March 29, 1996 among the Registrant and the investors named therein.

               10.15*              Stock Purchase Agreements dated January 24, 1996 between the Registrant and Robert E.L. Johnson III.

               10.16*              Employee Stock Purchase Agreement dated January 30, 1996 between the
                                   Registrant and Robert E.L. Johnson. III.

               10.17*              Employee Stock Purchase Agreement dated March 28, 1996 between the
                                   Registrant and Leonard J. LeBlanc.

               10.18*              Employee Stock Purchase Agreement dated March 9, 1996 between the
                                   Registrant and John Nauman.

               10.19*              Employee Stock Purchase Agreement dated March 9, 1996 between the
                                   Registrant and Craig Forman.

               10.20*              Lease Agreements dated December 13, 1993, November 7, 1995, January 8,
                                   1996 and January 10, 1996 between the Registrant and Spieker
                                   Properties, L.P.

               10.21++             Lease extension agreement dated September 11, 1996 and September 17,
                                   1996 between Registrant and Spieker Properties, L.P.

               10.22++             Lease agreement dated September 11, 1996 and September 17, 1996 between
                                   Registrant and Spieker Properties, L.P.

               10.23*              Standard Office Sublease dated May 30, 1995 between the Registrant and
                                   Innovative Information Systems, Inc.

               10.24*              Standard Form of Office Lease dated April 1996 between the Registrant and
                                   Richfield Investment Company.

               10.25*              Software Development and Licensing Master Agreement dated July 8, 1994, as amended on February 13, 1995 and April 24, 1995 between the
                                   Registrant and Applied Computing Systems Institute of Massachusetts,
                                   Inc.

               Exhibit No.                                     Description
               -----------                                     -----------
               10.26*              Software License Agreement between the Registrant and ADB Inc. dated
                                   December 22, 1995, as amended April 19, 1996.

               10.27*              Internet Services and Products Master Agreement dated May 22, 1995 between the Registrant and BBN Planet Corporation.

               10.28*+             Internet Search Service Access Agreement dated August 23, 1995 between the Registrant and Microsoft Corporation, as amended on December 18,
                                   1995.

               10.29*+             Internet Search Service Access Agreement between  the Registrant and
                                   NETCOM Online Communication Services, Inc. dated October 13, 1995, as amended on March 20, 1996.

               10.30*              Net Search Program -- Premier Provider Agreement between the Registrant and Netscape Communications Corporation dated March 22, 1996, as amended on that date.

               10.31**             Premier Provider Services Agreement between Registrant and Netscape
                                   Communications Corporation dated March 17,
                                   1997.

               10.32*+             Software License and Distribution Agreement between the Registrant and
                                   Personal Library Software, Inc. dated June 17, 1994.

               10.33*+             XSoft/Infoseek Software Distribution and License Agreement -- Lexicons,
                                   dated March 31, 1996 between the Registrant and XSoft, a division of
                                   XEROX Corporation.

               10.34*              Customer Support Program Agreement for Infoseek among the Registrant and SunService Corporation dated January 1, 1996.

               10.35*              Purchase Orders dated March 21, 1996, February 1, 1996, December 1,
                                   1995, October 25, 1995, October 6, 1995 between the Registrant and Sun
                                   Microsystems, Inc.

               10.36*              Form Consulting Services Agreement among the Registrant and its consultants.

               10.37*+             Letter of Agreement dated April 2, 1996 between the Registrant and HNC
                                   Software Inc.

               10.38*+             Agreement in Principle dated March  21, 1996 between the Registrant and
                                   HNC Software Inc.

               10.39*              Joint Marketing Agreement dated effective April 15, 1996 between the
                                   Registrant and Sun Microsystems Inc.

               Exhibit No.                                     Description
               -----------                                     -----------
               10.40*+             Online Service Agreement dated February 28, 1995 between the Registrant and Reuters NewMedia, Inc., as amended January 4, 1996 and April 19,
                                   1996.

               10.41**             Amendment No. 3 to Online Service Agreement between the Registrant and
                                   Reuters NewMedia, Inc., dated October 30, 1996.

               10.42**             Fourth Amendment to the On-Line  Directory Agreement between the
                                   Registrant and Reuters NewMedia, Inc., dated August 30, 1996.

               10.43               Office lease dated March 4, 1997 between Registrant and Linnar Realty
                                   Corp. #8.

               10.44*+             Infoseek/NYNEX Agreement between the Registrant and NYNEX Information
                                   Technologies Company, dated March 29, 1996.

               10.45*+             Software License Agreement dated March 29, 1996 between the Registrant and NYNEX Information Technologies Company.

               10.46**             Amendment No. 1 to Infoseek/NYNEX Agreement between the Registrant and
                                   NYNEX Information Technologies Company, dated May 10, 1996.

               10.47**             Amendment No. 2 to Infoseek/NYNEX Agreement between the Registrant and
                                   NYNEX Information Technologies Company, dated February 19, 1997.

               10.48*+             Agreement between the Registrant and Verity, Inc. dated March 31, 1996.

               10.49*              Cooperation Agreement between the Registrant and Quarterdeck
                                   Corporation dated April 2, 1996.

               10.50*              Infoseek Impressions Agreement -- Ad Exchange between the Registrant and FreeLoader, Inc. dated March 8, 1996.

               10.51**             Amendment No. 1 to XSoft/Infoseek Software Distribution and License
                                   Agreement, between the Registrant and XSoft, a division of XEROX
                                   Corporation, dated December 16, 1996.

               10.52**             Amendment  No. 2 to XSoft/Infoseek Software Distribution and License
                                   Agreement,between the Registrant and XSoft,  a division of XEROX
                                   Corporation, dated December 16, 1996.

               Exhibit No.                                     Description
               -----------                                     -----------
               10.53*+             Memorandum of Understanding between the Registrant and IDG
                                   Communications Inc. dated April 22, 1996.

               10.54*              Loan Agreements between the Registrant and Venture Lending & Leasing,
                                   Inc. dated October 5, 1995 and February 9, 1996 and related Notes (Note
                                   No. 42-002 dated March 28, 1996; Note No. 42-001 dated February 29,
                                   1996; Note No. 27-002 dated November 30, 1995 and Note No. 27-001 dated
                                   October 11, 1995) between the Registrant and Venture Lending & Leasing,
                                   Inc.

               10.55*+             License and Software Distribution Agreement between the Registrant and
                                   HNC Software Inc. dated April 25, 1996.

               10.56*+             Amendment No. 3 to Software Development and Licensing Master Agreement
                                   between the Registrant and Applied Computing Systems Institute of
                                   Massachusetts, Inc. dated March 18, 1996.

               10.57*              First Amendment to Series A Preferred Stock Supplemental Purchase
                                   Agreement dated March 18, 1996 between the Registrant and the Applied
                                   Computing Systems Institute of Massachusetts, Inc.

               10.58+              Software License Agreement dated May 8, 1996 between the Registrant and
                                   HNC Software Inc.

               11.1                Computation of Earnings/(Loss) Per Share.

               13.1                Portions of the Annual Report to Stockholders for the fiscal year ended
                                   December 31, 1996 expressly incorporated by reference herein.

               23.1                Consent of Ernst & Young LLP, Independent Auditors.

               24.1                Power of Attorney (see page 40).

               27.1                Financial Data Schedule.





____________________________________________
* Incorporated by reference to the Company's Registration Statement Form S-1, as amended, (File No. 333-04142) declared effective June 11, 1996.
**   Confidential treatment requested for certain portions of this exhibit.
+    Confidential treatment granted by order effective June 10, 1996.
++ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

     (B)  REPORTS ON FORM 8-K

          Not Applicable.

     (C)  EXHIBITS

          See Item 14(A)(2) above.

                              INFOSEEK CORPORATION

                     INDEX TO FINANCIAL STATEMENT SCHEDULES


FINANCIAL STATEMENT SCHEDULES:

Valuation and Qualifying Accounts Year Ended
  December 31, 1994, 1995 and 1996 . . . . . . . . . . . . . . . . . . . II

                                                                   SCHEDULE II

                                 INFOSEEK CORP.
                       VALUATION AND QUALIFYING ACCOUNTS
                             YEAR ENDED DECEMBER 31
                                 (IN THOUSANDS)

                                                       Additions
                                       Balance at      Charged to
                                      Beginning of     Costs and                        Balance at End
                                         Year          Expenses         Write-Offs         of Year
                                      ------------     ----------       ----------      --------------
Allowance for doubtful accounts:

              1995                          --           $  42                --             $  42

              1996                       $  42           $ 651            $ (343)            $ 350



     There was no allowance for doubtful accounts activity in 1994.

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Leonard J. LeBlanc, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and conforming all that said attorney-in-fact, or his substitute or substitutes, any do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1933, as amended, the Registrant has duly caused report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        INFOSEEK CORPORATION

                                        By:  /s/Robert E. L. Johnson, III
                                        Robert E. L. Johnson, III
                                        President and Chief Executive Officer

         SIGNATURE                        CAPACITY IN WHICH SIGNED                        DATE
/s/Robert E. L. Johnson, III        President, Chief Executive Officer, and          March 31, 1997
----------------------------        Director (Principal Executive  Officer)
(Robert E. L. Johnson, III)

/s/Leonard J. LeBlanc               Executive Vice President, Finance,   Chief       March 31, 1997
----------------------------        Financial Officer and  Assistant Secretary
(Leonard J. LeBlanc)                (Principal   Financial and Accounting
                                    Officer)

/s/Steven T. Kirsch                 Director                                         March 31, 1997
----------------------------
(Steven T. Kirsch)

/s/H. DuBose Montgomery             Director                                         March 31, 1997
----------------------------
(H. DuBose Montgomery)

/s/Oliver D. Curme                  Director                                         March 31, 1997
----------------------------
(Oliver D. Curme)

/s/John E. Zeisler                  Director                                         March 31, 1997
----------------------------
(John E. Zeisler)

/s/Matthew J. Stover                 Director                                        March 31, 1997
----------------------------
(Matthew J. Stover)

                               INDEX TO EXHIBITS

     Exhibit
     Number                                         Exhibits
     ------                                         --------
      1.1*               Underwriting Agreement filed with the Company's Initial Public
                         Offering.

      3.1*               Amended and Restated Articles of Incorporation of the Registrant.

      3.2*               Bylaws of the Registrant, as amended.

      4.1*               Reference is made to Exhibits 3.1 and 3.2.

      4.3*               Third Amended and Restated Investors' Rights Agreement dated April 19,
                         1996 among the Registrant and the investors and founders named therein.

      4.4*               Warrant Agreement between the Registrant and Venture Lending and
                         Leasing, Inc. dated as of October 7, 1995.

     10.1*               Infoseek Corporation Stock Option Plan, as amended on March 20, 1996, subject to qualification by the State of California.

     10.2*               Infoseek Corporation 1996 Stock Option/Stock Issuance Plan.

     10.3*               Infoseek Corporation Employee Stock Purchase Plan.

     10.4*               Form of Offer Letter among the Registrant and its officers.

     10.5*               Form of Indemnification Agreement entered into between the Registrant and its directors and officers.

     10.6*               Series A Preferred Stock Purchase Agreement dated February 25, 1994 among the Registrant and the investors named therein, as amended
                         March 3, 1994.

     10.7*               Series A Preferred Stock Supplemental Purchase Agreement dated July 22,
                         1994 between the Registrant and the Applied Computing Systems Institute
                         of Massachusetts, Inc.

     10.8*               Series B Preferred Stock Purchase Agreement dated June 30, 1994 among the Registrant and the investors named therein, as amended July 7,
                         1994.

     10.9*               Series C Preferred Stock Purchase Agreement dated May 4, 1995 among the
                         Registrant and the investors named therein, as amended June 30, 1995.

     10.10*              Third Amended and Restated Agreement regarding co-sale dated April 19,
                         1996 among the Registrant and the investors and founders named therein.

     10.11*              Third Amended and Restated Co-Sale Agreement dated April 19, 1996 among the founder and the investors named therein.

     Exhibit
     Number                                         Exhibits
     ------                                         --------
     10.12*              Amended and Restated Put Option Agreement dated May 4, 1995 among the
                         Registrant and the investors named therein.

     10.13*              Founders Agreement dated February 1, 1994 among the Registrant and the founders named therein, as amended June 30, 1994.

     10.14*+             Series E Preferred Stock Purchase Agreement dated March 29, 1996 among the Registrant and the investors named therein.

     10.15*              Stock Purchase Agreements dated January 24, 1996 between the Registrant and Robert E.L. Johnson III.

     10.16*              Employee Stock Purchase Agreement dated January 30, 1996 between the
                         Registrant and Robert E.L. Johnson. III.

     10.17*              Employee Stock Purchase Agreement dated March 28, 1996 between the
                         Registrant and Leonard J. LeBlanc.

     10.18*              Employee Stock Purchase Agreement dated March 9, 1996 between the
                         Registrant and John Nauman.

     10.19*              Employee Stock Purchase Agreement dated March 9, 1996 between the
                         Registrant and Craig Forman.

     10.20*              Lease Agreements dated December 13, 1993, November 7, 1995, January 8,
                         1996 and January 10, 1996 between the Registrant and Spieker
                         Properties, L.P.

     10.21++             Lease extension agreement dated September 11, 1996 and September 17,
                         1996 between Registrant and Spieker Properties, L.P.

     10.22++             Lease agreement dated September 11, 1996 and September 17, 1996 between
                         Registrant and Spieker Properties, L.P.

     10.23*              Standard Office Sublease dated May  30, 1995 between the Registrant and
                         Innovative Information Systems, Inc.

     10.24*              Standard Form of Office Lease dated April 1996 between the Registrant and
                         Richfield Investment Company.

     10.25*              Software Development and Licensing Master Agreement dated July 8, 1994, as amended on February 13, 1995 and April 24, 1995 between the
                         Registrant and Applied Computing Systems  Institute of Massachusetts,
                         Inc.

     10.26*              Software License Agreement between the Registrant and ADB Inc. dated
                         December 22, 1995, as amended April 19, 1996.

     10.27*              Internet Services and Products Master Agreement dated May 22, 1995 between the Registrant and BBN Planet Corporation.

     Exhibit
     Number                                         Exhibits
     ------                                         --------
     10.28*+             Internet Search Service Access Agreement dated August 23, 1995 between the Registrant and Microsoft Corporation, as  amended on December 18,
                         1995.

     10.29*+             Internet Search Service Access Agreement between the Registrant and
                         NETCOM Online Communication Services, Inc. dated October 13, 1995, as amended on March 20, 1996.

     10.30*              Net Search Program -- Premier Provider Agreement between the Registrant and Netscape Communications Corporation dated March 22, 1996, as amended on that date.

     10.31**             Premier Provider Services Agreement between Registrant and Netscape
                         Communications Corporation dated March 17,
                         1997.

     10.32*+             Software License and Distribution Agreement between the Registrant and
                         Personal Library Software, Inc. dated June 17, 1994.

     10.33*+             XSoft/Infoseek Software Distribution and License Agreement -- Lexicons,
                         dated March 31, 1996 between the Registrant and XSoft, a division of
                         XEROX Corporation.

     10.34*              Customer Support Program Agreement for Infoseek among the Registrant and SunService Corporation dated January 1, 1996.

     10.35*              Purchase Orders dated March 21, 1996, February 1, 1996, December 1,
                         1995, October 25, 1995, October 6, 1995 between the Registrant and Sun
                         Microsystems, Inc.

     10.36*              Form Consulting Services Agreement among the Registrant and its consultants.

     10.37*+             Letter of Agreement dated  April 2, 1996 between the Registrant and HNC
                         Software Inc.

     10.38*+             Agreement in Principle dated March  21, 1996 between the Registrant and
                         HNC Software Inc.

     10.39*              Joint Marketing Agreement dated effective April 15, 1996 between the
                         Registrant and Sun Microsystems Inc.

     10.40*+             Online Service Agreement dated February 28, 1995 between the Registrant and Reuters NewMedia, Inc., as amended January 4, 1996 and April 19,
                         1996.

     10.41**             Amendment No. 3 to Online Service Agreement between the Registrant and
                         Reuters NewMedia, Inc., dated October 30, 1996.

     Exhibit
     Number                                         Exhibits
     ------                                         --------
     10.42**             Fourth Amendment to the On-Line Directory Agreement between the
                         Registrant and Reuters NewMedia, Inc., dated August 30, 1996.

     10.43               Office lease dated March 4, 1997 between Registrant and Linnar Realty
                         Corp. #8.

     10.44*+             Infoseek/NYNEX Agreement between the Registrant and NYNEX Information
                         Technologies Company, dated March 29, 1996.

     10.45*+             Software License Agreement dated March 29, 1996 between the Registrant and NYNEX Information Technologies Company.

     10.46**             Amendment No. 1 to Infoseek/NYNEX Agreement between the Registrant and
                         NYNEX Information Technologies Company, dated May 10, 1996.

     10.47**             Amendment No. 2 to Infoseek/NYNEX Agreement between the  Registrant and
                         NYNEX Information Technologies Company, dated February 19, 1997.

     10.48*+             Agreement between the Registrant and Verity, Inc. dated March 31, 1996.

     10.49*              Cooperation Agreement between the Registrant and Quarterdeck
                         Corporation dated April 2, 1996.

     10.50*              Infoseek Impressions Agreement -- Ad Exchange between the Registrant and FreeLoader, Inc. dated March 8, 1996.

     10.51**             Amendment No. 1 to XSoft/Infoseek Software Distribution and License
                         Agreement, between the Registrant and XSoft, a division of XEROX
                         Corporation, dated December 16, 1996.

     10.52**             Amendment No. 2 to XSoft/Infoseek Software Distribution and License
                         Agreement,between the Registrant and XSoft, a division of XEROX
                         Corporation, dated December 16, 1996.

     10.53*+             Memorandum of Understanding between the Registrant and IDG
                         Communications Inc. dated April 22, 1996.

     Exhibit
     Number                                         Exhibits
     ------                                         --------
     10.54*              Loan Agreements between the Registrant and Venture Lending & Leasing,
                         Inc. dated October 5, 1995 and February 9, 1996 and related Notes (Note
                         No. 42-002 dated March 28, 1996; Note No. 42-001 dated February 29,
                         1996; Note No. 27-002 dated November 30, 1995 and Note No. 27-001 dated
                         October 11, 1995) between the Registrant and Venture Lending & Leasing,
                         Inc.

     10.55*+             License and Software Distribution Agreement between the Registrant and
                         HNC Software Inc. dated April 25, 1996.

     10.56*+             Amendment No. 3 to Software Development and Licensing Master Agreement
                         between the Registrant and Applied Computing Systems Institute of
                         Massachusetts, Inc. dated March 18, 1996.

     10.57*              First Amendment to Series A Preferred Stock Supplemental Purchase
                         Agreement dated March 18, 1996 between the Registrant and the Applied
                         Computing Systems Institute of Massachusetts, Inc.

     10.58+              Software License Agreement dated May 8, 1996 between the Registrant and
                         HNC Software Inc.

     11.1                Computation of Earnings/(Loss) Per Share.

     13.1                Portions of the Annual Report to Stockholders  for the fiscal year ended
                         December 31, 1996 expressly incorporated by reference herein.

     23.1                Consent of Ernst & Young LLP, Independent Auditors.

     24.1                Power of Attorney (see page 40).

     27.1                Financial Data Schedule.





____________________________________________
* Incorporated by reference to the Company's Registration Statement Form S-1, as amended, (File No. 333-04142) declared effective June 11, 1996.
**   Confidential treatment requested for certain portions of this exhibit.
+    Confidential treatment granted by order effective June 10, 1996.
++   Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.