Form 10-Q
period 1997-03-31
INFOSEEK CORP
filed 1997-05-13
CIK 920729

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

      X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     ---                       EXCHANGE ACT OF 1934

                 For the quarterly period ending March 31, 1997

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     ---                         EXCHANGE ACT OF 1934

                        For the transition period from to
                         Commission file number 1-11797

                              Infoseek Corporation
             (Exact name of registrant as specified in its charter)


             CALIFORNIA                                   77-00353450
 (State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization                        Identification Number)



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

As of April 30, 1997, there were 26,031,562 shares of the registrant's common stock outstanding.

                                                                            PAGE
PART I      FINANCIAL INFORMATION                                          NUMBER

ITEM 1:     Financial Statements

            Condensed Balance Sheets as of March 31, 1997
                        and December 31, 1996..............................   3
            Condensed Statements of Operations for the Three
                        Months Ended March 31, 1997 and 1996...............   4
            Condensed Statements of Cash Flows for the three
                        Months Ended March 31, 1997 and 1996...............   5
            Notes to Condensed Financial Statements........................   6

ITEM 2:     Management's Discussion and Analysis of Financial Conditions
            and Results of Operations......................................   8

PART II     OTHER INFORMATION

ITEM 6:     Exhibits and Reports on Form 8-K

Signatures  ...............................................................  19

PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                              INFOSEEK CORPORATION
                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                MARCH 31,    DECEMBER 31,
                                                 1997            1996
                                              -----------    ------------
ASSETS                                        (UNAUDITED)
Current assets:
      Cash and cash equivalents                 $  4,267       $  3,786
      Short-term investments                      38,267         42,867
      Accounts receivable, net                     2,824          2,428
      Other current assets                           480            371
                                                --------       --------
            Total current assets                  45,838         49,452
Property and equipment, net                        7,639          7,587
Investments                                          750          ---
Deposits and other assets                          2,169          1,293
                                                --------       --------
            Total assets                        $ 56,396       $ 58,332
                                                ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable                          $  2,243       $  3,269
      Accrued payroll and related expenses           949          1,362
      Accrued royalties                              538            311
      Other accrued liabilities                      690            759
      Deferred revenue                             1,744            760
      Short-term obligations                       1,031            994
                                                --------       --------
         Total current liabilities                 7,195          7,455
      Long-term obligations                        3,762          1,892
Shareholders' equity:
      Preferred stock                              ---            ---
      Common stock                                74,038         73,754
      Accumulated deficit                        (24,877)       (20,771)
      Deferred compensation                       (3,270)        (3,546)
      Notes receivable from shareholders            (452)          (452)
                                                --------       --------

Total shareholders' equity                        45,439         48,985
                                                --------       --------

Total liabilities and shareholders' equity      $ 56,396       $ 58,332
                                                ========       ========



                  See notes to condensed financial statements.

                              INFOSEEK CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                               THREE MONTHS ENDED
                                                    MARCH 31,
                                              1997           1996
                                            --------       --------
Total revenues                              $  6,151       $  1,731
Cost of revenues                               1,284            690
                                            --------       --------
Gross profit                                   4,867          1,041

Operating expenses:
      Research and development                 1,592            934
      Sales and marketing                      6,453          2,757
      General and administrative               1,333            860
                                            --------       --------

      Total operating expenses                 9,378          4,551

Operating loss                                (4,511)        (3,510)
Interest income (expense), net                   405            (58)
                                            --------       --------

Net loss                                    $ (4,106)      $ (3,568)
                                            ========       ========

Net loss per share (Pro forma in 1996)      $  (0.16)      $  (0.14)

Shares used in computing net
loss per share (Pro forma in 1996)            26,127         25,914





                  See notes to condensed financial statements.

                              INFOSEEK CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                              THREE MONTHS ENDED
                                                                                  MARCH 31,

                                                                             1997           1996
                                                                          --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                  $ (4,106)      $ (3,568)
Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                          1,250            332
      Amortization of unearned compensation related to stock options           276            387
Changes in assets and liabilities:
      Accounts receivable                                                     (396)          (360)
      Other current assets                                                    (109)          (192)
      Accounts payable                                                      (1,026)          (182)
      Accrued payroll and related expenses                                    (413)           194
      Accrued royalties                                                        227            883
      Other accrued liabilities                                                (69)           431
      Deferred revenue                                                         984          ---
                                                                          --------       --------
      Net cash used in operating activities                                 (3,382)        (2,075)
INVESTING ACTIVITIES
Purchase of short-term investments                                         (11,151)         ---
Proceeds from sales and maturities of available-
      for-sale investments                                                  15,751            497
Increase in deposits and other assets                                         (876)         ---
Investment in Hoovers                                                         (750)         ---
Purchases of property and equipment                                         (1,302)        (1,248)
                                                                          --------       --------
Net cash provided by (used) in investing activities                          1,672           (751)
FINANCING ACTIVITIES
Proceeds from term loan                                                      2,144          2,573
Repayments of term loan                                                       (237)           (95)
Payments of deposit on term loan                                             ---             (668)
Proceeds from sale of common stock, net                                        284         10,001
                                                                          --------       --------
Net cash provided by financing activities                                    2,191         11,811
                                                                          --------       --------
Net increase in cash and cash equivalents                                      481          8,985
Cash and cash equivalents at beginning of period                             3,786          1,129
                                                                          --------       --------
Cash and cash equivalents at end of period                                $  4,267       $ 10,114
                                                                          ========       ========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

      Unearned compensation related to stock options amounted to $3,102 for the three months ended March 31, 1996. There was no unearned compensation for the three months ended March 31, 1997. Cash Paid for interest expense amounted to $112 and $64 for the three months ended March 31, 1997 and 1996.

                  See notes to condensed financial statements.

                              INFOSEEK CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1.          BASIS OF PRESENTATION

            The financial information included herein, except for the December 31,1996 balance sheet, which was derived from audited financial statements, have been prepared by the Company in accordance with generally accepted accounting principles and reflect all adjustments, consisting only of normal recurring accruals which in the opinion of management are necessary to fairly state the Company's financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for any future periods.


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

            Pro forma net loss per share for the three months ended March 31, 1996 also gives effect, even if antidilutive, to common equivalent shares from preferred stock that automatically converted upon the closing of the company's initial public offering (using the as-if-converted method).

            In February 1997, the Financial Accounting Standards Board issued Statement No. 128 (SFAS 128), "Accounting for Earnings per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. For the first quarter ended March 31, 1997 and March 31, 1996 there is no change expected in primary earnings per share. The impact of SFAS 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

3.           OBLIGATIONS

            In March 1997, the Company entered into a four year, $5,000,000 equipment term loan facility. The loan bears interest at the bank's prime rate plus 0.25%. Under the terms of the agreement, the Company grants a first priority security interest in certain assets of the Company and must maintain certain financial covenants including maintaining minimum tangible net worth and others based on monthly cash balances. Interest only payments will be made during the first 12 months and borrowings and interest will be repaid on a straight-line basis over 36 months beginning in month 13 of the facility. As of March 31, 1997 there was $2,144,000 outstanding on the facility.

4.           STRATEGIC INVESTMENTS

            In March 1997, the Company and Hoover's, Inc. ("Hoover's") entered into a strategic agreement which integrate Hoover's Company Information Service and the Infoseek Service. As part of this relationship, the Company purchased 13,636 shares for $750,000 and also received warrants for an equal amount of shares at $55.00 per share. The Company's investment in Hoover's is for approximately 5.5% of the outstanding Common Stock and is being accounted for using the cost method. The Company also agreed to make available to Hoovers a revolving credit loan of up to $250,000. Also, as part of the deal the Company will sell advertising on Hoover's service and it is required to pay certain monthly minimums.

5.          COMMITMENTS

            In March 1997, Infoseek renewed its agreement with Netscape, under terms that extend the current contract through April 1997 and thereafter provide for Infoseek to be one of five premier providers displayed on Netscape's web page for the period of May 1, 1997 through April 30, 1998. Infoseek's agreement with Netscape provides for payments of up to an aggregate of $12,500,000 to Netscape over the term of the agreement.

ITEM 2:      MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

            This Discussion and Analysis contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1993 and
Section 21E of the Securities Exchange Act of 1934. Actual results and the timing of certain events could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth in Risk Factors That May Affect Future results and other factors discussed elsewhere in this Quarterly Report.


Results of Operations

Total Revenues -- For the three months ended March 31, 1997 and 1996, total revenues were $6,151,000 and $1,731,000, respectively.

During the first quarter of 1997 and 1996, the Company derived its revenues substantially from the sale of advertisements on its Web pages. Advertising revenues in the three months ended March 31, 1997 and 1996 were $5,933,000 and $1,656,000, respectively, representing 96% of total revenues in both periods. The growth in revenues is attributable to the increased use of the Internet for information publication, distribution and commerce coupled with the development and increased acceptance of the Internet as an advertising medium. The Company expects to continue to derive substantially all of its revenues for the foreseeable future from selling advertising space on its Web sites. Advertising revenues are derived principally from short-term advertising contracts in which the Company guarantees a minimum number of impressions (displays of an advertisement to the user) for a fixed fee. Advertising revenues are recognized ratably over the term of the contract during which services are provided and are stated net of customer discounts.

In March 1996, the Company and NYNEX Information Technologies Company ("NYNEX") entered into a one-year agreement, which provides for the Company's display of the BigYellow logo within the Infoseek Service. According to the terms of the agreement, NYNEX agreed to pay to the Company up to an aggregate of $4,600,000, in monthly payments, which amount would be decreased proportionately if the number of impressions of the BigYellow logo were below a specified number. In February of 1997, the Company signed an amendment with NYNEX extending the term of the original agreement through June 1998 in exchange for an additional $1,400,000, for a total of $6,000,000, in monthly payments. The terms and conditions of the amended agreement are substantially the same as the original agreement, except for elimination of certain exclusivity and reimbursement provisions. The Company recognized revenue of $706,000 and $471,000 in connection with this amended agreement for the three months ended March 31, 1997 and 1996, respectively. There can be no assurance that the NYNEX arrangement will prove to be mutually beneficial or that it will be continued after the extended term.

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

The balance of total revenues during these periods was derived from the licensing of technology to businesses for internal use in 1997 and from subscription fees for a premium service offered to business and professional users in 1996.

The Company's current business model to generate revenues through the sale of advertising on the Internet may be unsustainable. There can be no assurance that current advertisers will continue to purchase advertising space and services from the Company or that the Company will be able to successfully attract additional advertisers.

Cost of Revenues -- For the three months ended March 31, 1997 and 1996, cost of revenues were $1,284,000 and $690,000, respectively. Cost of revenues consists primarily of expenses associated with the enhancement, maintenance and support of the Company's Web sites, including telecommunications costs and equipment depreciation. Cost of revenues also includes, for all periods presented, expenses associated with the licensing of certain third-party technologies. Cost of revenues increased in the quarter ended March 31, 1997 over the comparable period in 1996 as the Company added additional equipment and personnel to support its Web sites and as royalties due upon usage of the product increased as revenues increased. The Company expects its cost of revenues will continue to increase in absolute dollars and possibly as a percentage of revenues as it upgrades equipment and maintenance and support personnel, adds content partners and as a greater percentage of sales are made through the recently introduced Infoseek Network. Infoseek Network sales are expected to generate advertising revenues that typically would carry lower margins than those associated with advertising sold on the Company's own Web site.

Operating Expenses -- The Company's quarterly operating expenses have increased substantially since its inception as the Company has transitioned from the product development stage to the marketing of its services and products and expansion of its business. The Company's expects its operating expenses to continue to increase in dollar amount in the future as the Company continues to expand its business.

The Company recorded aggregate deferred compensation of $5,226,000 in connection with certain stock options granted during 1996 and 1995. The amortization of such deferred compensation is being charged to operations over the vesting periods of the options, which are typically four years. For the three months ended March 31, 1997 and 1996, the Company amortized $276,000 and $387,000, respectively, related to stock options. As a result, the amortization of this deferred compensation will continue to have an adverse effect on the Company's results of operations.

Research and Development -- For the quarter ended March 31, 1997 and 1996, research and development expenses were $1,592,000 and $934,000, respectively. Research and development expenses consist principally of personnel costs, consulting and equipment depreciation. Costs related to research, design and development of products and services have been charged to research and development expense as incurred.

The increase in research and development expenses for 1997 over 1996 was primarily the result of on-going enhancements to Infoseek Service and the development and implementation of the Ultramatch technology. The Company believes that a significant level of product development expenses is required to remain competitive. Accordingly, the Company anticipates that it will continue to devote substantial resources to product development and that these costs are expected to continue to increase in dollar amount in future periods.

Sales and Marketing -- For the quarter ended March 31, 1997 and 1996, sales and marketing expenses were $6,453,000 and $2,757,000, respectively. Sales and marketing expenses consist primarily of compensation of sales and marketing personnel, advertising and promotional expenses.

Sales and marketing expenses for the quarter ended March 31, 1997 and 1996 included payments made to Netscape Communications Corporation ("Netscape") pursuant to an arrangement for the listing of the Company's product on the Netscape Web page. This agreement with Netscape provided for payments of up to an aggregate of $5,000,000 over the course of the one-year term of the agreement. In March 1997, Infoseek renewed its agreement with Netscape under terms that extend the current contract through April 1997 and thereafter provides for Infoseek to be one of five premier providers displayed on Netscape's Web page for the period of May 1, 1997 through April 30, 1998. The renewed agreement with Netscape provides for payments of up to an aggregate of $12,500,000 over the term of the agreement. During the quarter ended March 31, 1997 and 1996, the Company recognized payment of $1,250,000 and $937,500 respectively to Netscape as expense.

In addition, the increase in sales and marketing expenses for the quarter ended March 31, 1997 over the comparable period in 1996 was also the result of hiring additional sales and marketing personnel and an increase in promotional and advertising activity. The Company expects to increase promotional and advertising expenses and anticipates hiring additional sales representatives in 1997 and future periods. As a result, these costs are expected to continue to increase.

General and Administrative -- For the quarter ended March 31, 1997 and 1996, general and administrative expenses were $1,333,000 and $860,000, respectively. General and administrative expenses consist primarily of compensation of administrative and executive personnel, facility costs and fees for professional services.

The increase in general and administrative expenses for the quarter ended March 31, 1997 over the comparable period in 1996 was the result of hiring additional administrative and executive staff and adding infrastructure to manage the expansion of the business. The Company anticipates that its general and administrative expenses will continue to increase in dollar amount as the Company continues to expand its administrative and executive staff and relocates its corporate headquarters to larger facilities in the first half of 1997.

Income Taxes -- Due to the Company's loss position, there was no provision for income taxes for the periods presented.

At December 31, 1996, the Company had federal and state net operating loss carry forwards of approximately $20,200,000 and $7,100,000, respectively. The federal net operating loss carry forwards will expire beginning in 2009 through 2011, if not utilized, and the state net operating loss carry forwards will expire in the years 1999 through 2001. Certain future changes in the share ownership of the Company, as defined in the Tax Reform Act of 1986 and similar state provisions, may restrict the utilization of carry forwards.

A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset due to the lack of earnings history of the Company.

Liquidity and Capital Resources

From inception through May 1996, the Company financed its operations and met its capital expenditure requirements primarily through the issuance of equity, convertible debt securities and equipment term loans. In June 1996, the Company completed its initial public offering and received proceeds from the offering of $43,485,000, net of underwriting discounts, commissions and other offering costs. Concurrent with the closing of the initial public offering, all outstanding shares of its redeemable convertible preferred and convertible preferred stock were automatically converted into shares of common stock.

For the first three months of 1997 and 1996, operating activities used cash of $3,382,000 and $2,075,000, respectively. The net cash used during these periods was primarily due to net losses and decreases in accounts payable, partially offset by increases in depreciation and amortization and in 1997, deferred revenue. For the three month periods ended March 31, 1997 and 1996, investing activities provided net cash of $1,672,000 and used net cash of $751,000, respectively, primarily associated with sale and purchases of net short-term investments and the purchase of property and equipment. Financing activities generated cash of $2,191,000 and $11,811,000 in the first three months of 1997 and 1996, respectively, primarily from equipment loans and the issuance of Series E preferred stock in 1996.

The Company has commitments for its facilities under operating lease agreements and expects to continue to incur significant capital expenditures to support expansion of the Company's business. Furthermore, from time to time the Company expects to evaluate the acquisition of products, businesses and technologies that complement the Company's business. The Company does not, however, currently have any understandings, commitments or agreements with respect to any such acquisitions.

The Company had $42,534,000 in cash, cash equivalents and short-term investments at March 31, 1997. The Company believes that its existing funds in addition to the equipment term loan facility entered into on March 31, 1997 will satisfy the Company's anticipated working capital and other cash requirements through at least the next 12 months. The estimate of the period for which the Company expects its available funds to be sufficient to meet its capital requirements is a forward-looking statement that involves risks and uncertainties. There can be no assurance that the Company will be able to meet its working capital and other cash requirements for this period as a result of a number of factors including but not limited to those described below under the caption "Risk Factors That May Affect Future Results-Future Capital Needs; Uncertainty of Additional Financing". Thereafter, the Company may need to raise additional funds. The Company may need to raise additional funds sooner, however, in order to fund more rapid expansion, to develop new or enhance existing services or products, to respond to competitive pressures or to acquire complementary products, businesses or technologies. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of the shareholders of the Company will be reduced, shareholders may experience additional dilution and such securities may have rights, preferences or privileges senior to those of the holders of the Company's Common Stock. There can be no assurance that additional financing will be available on terms favorable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, the Company's ability to fund expansion, take advantage of acquisition opportunities, develop or enhance services or products or respond to competitive pressures would be significantly limited. Such limitation could have a material adverse effect on the Company's business, results of operations and financial condition.

Risk Factors That May Affect Future Results

In addition to the other information contained in this Report, the following risk factors should be considered.

Limited Operating History; Anticipation of Continued Losses -- The Company has a limited operating history, which makes it difficult to manage future operations or predict future operating results. The Company was formed in August 1993 and did not commence generating revenues until January 1995. The Company has incurred significant net losses since inception and expects to continue to incur significant losses on a quarterly and annual basis for the foreseeable future. As of March 31, 1997, the Company had an accumulated deficit of $24,877,000. The Company and its prospects must be considered in light of the risks, costs and difficulties frequently encountered by companies in their early stage of development, particularly companies in the new and rapidly evolving Internet market. The Company has achieved only limited revenues to date, and its ability to generate significant revenues is subject to substantial uncertainty. There can be no assurance that the Company will be able to address any of these challenges or will be able to sustain revenue growth or achieve profitability. Moreover, in 1996 the Company significantly increased its operating expenses to substantially increase its sales and marketing operation, develop new distribution channels, broaden its customer support capabilities and fund greater levels of research and development. Further increases in operating expenses are planned in 1997. To the extent that any such expenses are not subsequently and timely followed by increased revenues, the Company's business, results of operations and financial condition would be materially adversely affected.

Potential Fluctuations in Future Results -- As a result of the Company's limited operating history as well as the very recent emergence of the Internet market addressed by the Company, the Company has neither internal nor industry-based historical financial data for any significant period of time upon which to base planned operating expenses. The Company expects that its results of operations may also fluctuate significantly in the future as a result of a variety of factors, including: the continued rate of growth, usage and acceptance of the Internet; the rate of acceptance of the Internet as an advertising medium; demand for the Company's products and services; the advertising budgeting cycles of individual advertisers; the introduction and acceptance of new or enhanced products or services by the Company or by its competitors; the Company's ability to anticipate and effectively adapt to a developing market and to rapidly changing technologies; the Company's ability to attract, retain and motivate qualified personnel; initiation, renewal or expiration of significant contracts with NYNEX, Netscape or others; pricing changes by the Company or its competitors; specific economic conditions in the Internet market; general economic conditions and other factors. In addition, the Infoseek Network, which was recently introduced by the Company, is expected to generate advertising revenues that would typically carry lower gross profit margins than those associated with advertising sold on the Company's own Web site. As a result, the Company expects that its gross margins may decline somewhat to the extent that Network sales become material in amount. Substantially all of the Company's revenues have been generated from the sale of advertising, and the Company expects revenue for the foreseeable future to continue to be derived substantially from advertising sales. Moreover, most of the Company's contracts with advertising customers have terms of three months or less, with options to cancel at any time. Accordingly, future sales and operating results are difficult to forecast. The Company's expense levels are based, in part, on its expectations as to future revenues and, to a significant extent, are relatively fixed, at least in the short term. The Company may not be able to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in relation to the

Company's expectations would have an immediate adverse impact on the Company's business, results of operations and financial condition. In addition, the Company may elect from time to time to make certain pricing, service or marketing decisions or acquisitions that could have a short-term material adverse effect on the Company's business, results of operations and financial condition and may not generate the long-term benefits intended. Due to all of the foregoing factors, it is likely that in some future period, the Company's operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

Developing Market; Unproven Acceptance of Internet Advertising and of the Company's Products and Services -- The market for the Company's products and services has only recently begun to develop, is rapidly evolving and is characterized by an increasing number of market entrants with products and services for use on the Internet. The Company's future success is highly dependent upon the increased use of the Internet for information publication, distribution and commerce. In particular, because the Company expects to derive substantially all of its revenues in the foreseeable future from sales of Internet advertising, the future success of the Company is highly dependent on the development of the Internet as an advertising medium. If the market fails to develop, develops more slowly than expected or becomes saturated with competitors, or if the Company's products and services do not achieve or sustain acceptance by the Internet users or advertisers, the Company's business, results of operations and financial condition will be materially adversely affected.

Reliance on Advertising Revenues -- The Company has derived substantially all of its revenues to date from the sale of advertisements and expects such dependence of advertising revenue to continue. The Company's current business model to generate revenues through the sale of advertising on the Internet is unproven. The Internet as an advertising medium has not been available for a sufficient period of time to gauge its effectiveness as compared with traditional advertising media. In addition, most of the Company's current advertising customers have limited or no experience using the Internet as an advertising medium, have not devoted a significant portion of their advertising expenditures to such advertising and may not find such advertising to be effective for promoting their products and services relative to advertising in traditional media. In addition, the Company's advertising revenues to date have been derived from a limited number of advertising customers. There can be no assurance that current advertisers will continue to purchase advertising space and services from the Company or that sufficient impressions will be achieved or available, or that the Company will be able to successfully attract additional advertisers. Furthermore, with the rapid growth of available inventory on the Internet and the intense competition among sellers of advertising space it is difficult to project future levels of advertising revenues and pricing models that will be adopted by the industry or individual companies. Accordingly, there can be no assurance that the Company will be successful in generating significant future advertising revenues and failure to do so will have a material adverse effect on the Company's business, results of operations and financial condition.

Change in Strategic Relationships -- From March 1995 through March 1996, the Company's service was listed as the sole premier navigational service on the Netscape Web page accessible via the "Net Search" button. In March 1996, Infoseek entered into a new agreement with Netscape, which provided that Infoseek would be listed as a non-exclusive premier provider of navigational services on Netscape's Web page for the period April 10, 1996 to March 31, 1997. This agreement with Netscape provided for payments of up to an aggregate of $5,000,000 to Netscape over the term of the agreement. Under the terms of this agreement, Netscape's Web page displays four additional premier providers. In March 1997, Infoseek renewed its agreement with Netscape, under terms that extend the current contract through April 1997 and thereafter provides for Infoseek to be one of five premier providers displayed on Netscape's Web page for the period of May 1, 1997 through April 30, 1998. This agreement with Netscape provides for payments of up to an aggregate of $12,500,000 to Netscape over the term of the agreement. There can be no assurance that the Company will be able to maintain or increase its current level of traffic and any failure to do so could materially and adversely impact advertising revenues. In addition, the Company cannot anticipate the impact on Infoseek traffic of any changes Netscape may make to this service, to its Web page or its other services, or the effect on advertising revenues that may be generated from such traffic. Furthermore, if traffic is decreased significantly as a result of these or other changes in the Netscape relationship and the Company is unable to develop alternative viable distribution channels, advertising revenues would be adversely affected, while the remaining Netscape obligation would not be reduced, the result being that the Company's business, results of operations and financial condition would be materially and adversely affected.

The Company's revenues are also dependent on its relationship with NYNEX. In March 1996, the Company and NYNEX entered into a one-year agreement, which provides for the Company's display of the BigYellow logo within the Infoseek Service. According to the terms of the agreement, NYNEX agreed to pay to the Company up to an aggregate of $4,600,000, in monthly payments, which amount would be decreased proportionately if the number of impressions of the BigYellow logo were below a specified number. NYNEX could extend the term of the agreement for additional one-year periods, with the fee to be determined based upon Infoseek's then current advertising rate structure. In February 1997, the Company and NYNEX amended this agreement to extend its term to June 1998 in exchange for an additional $1,400,000 million, for a total of $6,000,000, in monthly payments. The terms and conditions of the amended agreement are substantially the same, except for elimination of certain exclusivity and reimbursement provisions. There can be no assurance that the NYNEX arrangement will prove to be mutually beneficial or that it will be continued after its amended term.

Technological Changes and New Products and Services -- The market for Internet products and services is characterized by rapid technological change, changing customer needs, frequent new product introductions and evolving industry standards. These market characteristics are exacerbated by the emerging nature of this market and the fact that many companies are expected to introduce new Internet products and services in the near future. The Company's future success will depend on its ability to continually and, on a timely basis, introduce new products, services and technologies and to continue to improve the performance, features and reliability of the Company's products and services in response to both evolving demands of the marketplace and competitive product offerings.

There can be no assurance that any new or proposed product or service will attain market acceptance. Failure of the Company to successfully design, develop, test, market and introduce new and enhanced technologies and services, in particular, Ultraseek or any enhancements of the Company's current search technology, or the failure of the Company's recently introduced products and services to achieve market acceptance could have a material adverse effect upon the Company's business, operating results and financial condition. While the Company's Ultramatch technology is currently in beta testing and is expected to be commercially released in 1997, this technology, which is being developed by Aptex Software, Inc., is complex and subject to risks inherent in the development and deployment process. There can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction or marketing of new or enhanced technologies, products and services, or that the Company's new or recently introduced products and services will adequately meet the requirements of the marketplace and achieve significant market acceptance. Due to certain market characteristics, including technological change, changing customer needs, frequent new product and service introductions and evolving industry standards, timeliness of introduction of these new products and services is critical. Delays in the introduction of new products and services may result in customer dissatisfaction and may delay or cause a loss of advertising revenue. There can be no assurance that the Company will be successful in developing new products or services or improving existing products and services that respond to technological changes or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of new or improved products and services, or that its new products and services will adequately meet the requirements of the marketplace and achieve market acceptance. In addition, new or enhanced products and services introduced by the Company may contain undetected errors that require significant design modifications. This could result in a loss of customer confidence and user support, thus adversely affecting the use of the Company's products and services, which in turn would have a material adverse effect upon the Company's business, results of operations or financial condition. If the Company is unable to develop and introduce new or improved products or services in a timely manner in response to changing market conditions or customer requirements, the Company's business, operating results and financial condition will be materially adversely affected.

Intense Competition -- The market for Internet products and services is highly competitive, with no substantial barriers to entry, and the Company expects that competition will continue to intensify. In addition, the market for the Company's products and services has only recently begun to develop, is rapidly evolving and is characterized by an increasing number of market entrants with competing products and services. The Company does not believe this market will support the increasing number of competitors and their products and services. Although the Company believes that the diverse segments of the Internet market may provide opportunities for more than one supplier of products and services similar to those of the Company, it is possible that a single supplier may dominate one or more market segments. Accordingly, any failure of the Company to provide product and service offerings that achieve success in the short-term could result in an insurmountable loss in market and brand acceptance, and could, therefore, have a material adverse and long-term effect upon the Company's business, results of operations and financial condition.

Capacity Constraints and System Failure -- A key element of the Company's strategy is to generate a high volume of traffic to its products and services. Accordingly, the performance of the Company's products and services is critical to the Company's reputation, its ability to attract advertisers to the Company's Web sites and market acceptance of these products and services. Any system failure that causes interruptions or that increases response time of the Company's products and services would result in less traffic to the Company's Web sites and, if sustained or repeated, would reduce the attractiveness of the Company's products and services to advertisers and customers. In addition, an increase in the volume of searches conducted through the Company's products and services could strain the capacity of the software, hardware or telecommunications lines deployed by the Company, which could lead to slower response time or system failures. The Company renewed its contract with Netscape pursuant to which the Company hopes to increase its presence as a Netscape premier provider. If the Company receives a greater share of Netscape traffic, it is possible that the capacity of the Company's hardware or software could be exceeded and service interruptions or failures could occur. As the number of Web pages and users increase, there can be no assurance that the Company's products, services and systems will be able to scale appropriately. The Company is also dependent upon Web browser companies and Internet and online service providers for access to its products and services, and users have experienced and may in the future experience difficulties due to system or software failures or incompatibilities not within the Company's control. The Company is also dependent on hardware suppliers for prompt delivery, installation and service of servers and other equipment and services used to provide its products and services. The Company has been working to establish a duplicate Infoseek Service site and expects this site to be complete and functioning in 1997. The Company's current estimate of the timing of the completion of this duplicate service site is a forward-looking statement that involves risks and uncertainties. The actual timing of such completion and the capacity of the service provided could differ materially from that noted in this forward-looking statement as a result of certain factors, including hardware or software difficulties and the amount of traffic on Infoseek Service. As a result, there can be no assurance that a duplicate service site will be operational within the time frame stated above, or at all. In addition, any duplicate site will create additional operational and management complexities, including the need for continual updating and maintenance of directory listings, possibly among geographically dispersed network servers. Any disruption in the Internet access and service provided by the Company or its service providers could have a material adverse effect upon the Company's business, results of operations and financial condition.

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

Risks Associated with International Expansion -- As part of its business strategy, the Company is seeking opportunities to expand its products and services into international markets. The Company believes that such expansion is important to the Company's ability to continue to grow and to market its products and services. In marketing its products and services internationally, however, the Company will face new competitors. In addition, the ability of the Company to enter the international markets will be dependent upon the Company's ability to create localized versions of its products and services. There can be no assurance that the Company will be successful in creating localized versions of its products and services or marketing or distributing its products abroad or that, if the Company is successful, its international revenues will be adequate to offset the expense of establishing and maintaining international operations. To date, the Company has limited experience in marketing and distributing its products internationally. In addition to the uncertainty as to the Company's ability to establish an international presence, there are certain difficulties and risks inherent in doing business on an international level, such as compliance with regulatory requirements and changes in these requirements, export restrictions, export controls relating to technology, tariffs and other trade barriers, protection of intellectual property rights, difficulties in staffing and managing international operations, longer payment cycles, problems in collecting accounts receivable, political instability, fluctuations in currency exchange rates and potentially adverse tax consequences. There can be no assurance that one or more of such factors will not have a material adverse effect on any international operations established by the Company and, consequently, on the Company's business, operating results and financial condition.

Future Capital Needs; Uncertainty of Additional Financing -- The Company currently anticipates that its cash, cash equivalents and short-term investment balances, together with cash flows generated from advertising revenues, will be sufficient to meet its anticipated needs for working capital, capital expenditures and business expansion for at least the next 12 months. Thereafter, the Company may need to raise additional funds. The Company may need to raise additional funds sooner in order to fund more rapid expansion to develop new or enhanced services or products, to respond to competitive pressures or to acquire complementary products, businesses or technologies. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of the shareholders of the Company will be reduced, shareholders may experience additional dilution and such securities may have rights, preferences or privileges senior to those of the holders of the Company's Common Stock. There can be no assurance that additional financing will be available on terms favorable to the Company or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to fund its expansion, take advantage of unanticipated acquisition opportunities, develop or enhance services or products or respond to competitive pressures. Such inability could have material adverse effect on the Company's business, results of operations and financial condition.

PART II:     OTHER INFORMATION


ITEM 6.    Exhibits and Reports on Form 8-K

a)     Exhibit

            10.1+** Premier Provider Services Agreement between Registrant and Netscape Communications Corporation dated March 17,
                         1997.

            10.2+        Office lease dated March 4, 1997 between Registrant and
                         Linnar Realty Corp. #8.

            10.3+        Amendment No. 2 to Infoseek/NYNEX agreement between the
                         Registrant and NYNEX Information Technologies Company, dated February 19, 1997.

            10.4         Loan and Security Agreement between the Registrant and
                         Silicon Valley Bank dated March 31, 1997

            11.1         Statement re: Computation of Net Loss Per Share.

            27.1         Financial Data Schedule.

            +            Incorporated by reference to the Company's Annual
                         Report on form 10-K for the fiscal year ended December
                         31, 1996.

            ** Confidential treatment requested for certain portion of this exhibit.

b) Reports on Form 8-K
            The Company did not file any reports on Form 8-K during the quarter ended March 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       INFOSEEK CORPORATION

                                       BY |S| Leonard LeBlanc

                                          Leonard LeBlanc
                                          Executive Vice President, Chief
                                          Operating Officer, Chief Financial
                                          Officer, Assistant Secretary and
                                          Director

                                          Dated:

                                 EXHIBIT INDEX

Exhibit
  No.                Description
-------              -----------
 10.4         Loan and Security Agreement between the Registrant and
              Silicon Valley Bank dated March 31, 1997

 11.1         Statement of Computation of Net Loss Per Share.

 27.1         Financial Data Schedule.