Form 10-Q
period 1997-09-30
INFOSEEK CORP
filed 1997-11-13
CIK 920729

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

     X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   ------
                              EXCHANGE ACT OF 1934

               For the quarterly period ending September 30, 1997

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   ------
                              EXCHANGE ACT OF 1934

    For the transition period from____________________to ____________________
                         Commission file number 1-11797

                              Infoseek Corporation
             (Exact name of registrant as specified in its charter)


                   CALIFORNIA                               77-00353450
          (State or other jurisdiction of                 (I.R.S. Employer
          incorporation or organization)               Identification Number)



                            1399 MOFFETT PARK DRIVE
                              SUNNYVALE, CA 94089
                    (Address of principal executive offices)


                                  408-543-6000
              (Registrant's telephone number, including area code)


Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  X   No
                                       -----   -----

As of October 31, 1997, there were 27,131,941 shares of the registrant's common stock outstanding.

PART I           FINANCIAL INFORMATION                                                           NUMBER

ITEM 1:          Financial Statements
                 Condensed Balance Sheets as of September 30, 1997
                          and December 31, 1996 . . . . . . . . . . . . . . . . . . . . .           3
                 Condensed Statements of Operations for the Three and Nine
                          Months Ended September 30, 1997 and 1996  . . . . . . . . . . .           4
                 Condensed Statements of Cash Flows for the Nine
                          Months Ended September 30, 1997 and 1996  . . . . . . . . . . .           5
                 Notes to Condensed Financial Statements  . . . . . . . . . . . . . . . .           6

ITEM 2:          Management's Discussion and Analysis of Financial Conditions
                          and Results of Operations . . . . . . . . . . . . . . . . . . .           9

PART II          OTHER INFORMATION

ITEM 6:          Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . .          20

Signatures        . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          21

PART I:          FINANCIAL INFORMATION

ITEM 1.          Financial Statements

                              INFOSEEK CORPORATION
                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                        SEPTEMBER 30,
                                                            1997        DECEMBER 31,
ASSETS                                                   (UNAUDITED)         1996
                                                          --------        --------
Current assets:
    Cash and cash equivalents                             $  2,468        $  3,786
    Short-term investments                                  28,106          42,867
    Accounts receivable, net                                 4,248           2,428
    Other current assets                                       555             371
                                                          --------        --------
         Total current assets                               35,377          49,452

Property and equipment, net                                 11,496           7,587
Investment, Deposits and other assets                        2,196           1,293
                                                          --------        --------
         Total assets                                     $ 49,069        $ 58,332
                                                          ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                      $  2,106        $  3,269
    Accrued payroll and related expenses                     1,138           1,362
    Accrued royalties                                          636             311
    Other accrued liabilities                                2,852             759
    Deferred revenue                                         1,614             760
    Accrued restructuring and other charges                  2,904            --
    Short-term obligations                                   1,943             994
                                                          --------        --------
         Total current liabilities                          13,193           7,455

Long-term obligations                                        5,128           1,892

Shareholders' equity:
    Common stock                                            72,968          73,754
    Accumulated deficit                                    (41,304)        (20,771)
    Deferred compensation                                     (766)         (3,546)
    Notes receivable from shareholders                        (150)           (452)
                                                          --------        --------
         Total shareholders' equity                         30,748          48,985
                                                          --------        --------
         Total liabilities and shareholders' equity       $ 49,069        $ 58,332
                                                          ========        ========


                  See notes to condensed financial statements.

                              INFOSEEK CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
               (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

                                       THREE MONTHS ENDED                NINE MONTHS ENDED
                                          SEPTEMBER 30,                    SEPTEMBER 30,
                                     ------------------------        ------------------------
                                       1997            1996            1997             1996
                                     --------        --------        --------        --------
Total revenues                       $  8,255        $  4,007        $ 22,090        $  9,025
Cost of revenues                        1,468             827           4,242           2,211
                                     --------        --------        --------        --------

Gross profit                            6,787           3,180          17,848           6,814

Operating expenses:
    Research and development            1,637           1,218           5,432           2,795
    Sales and marketing                 8,129           5,219          21,876          14,003
    General and administrative          1,809           1,091           4,807           2,751
    Restructuring and other
         charges                         --              --             7,349            --
                                     --------        --------        --------        --------

    Total operating expenses           11,575           7,528          39,464          19,549
                                     --------        --------        --------        --------

Operating loss                         (4,788)         (4,348)        (21,616)        (12,735)

Interest income, net                      295             652           1,083             749
                                     --------        --------        --------        --------

Net loss                             $ (4,493)       $ (3,696)       $(20,533)       $(11,986)
                                     ========        ========        ========        ========

Net loss per share (Pro forma        $  (0.17)       $  (0.14)       $  (0.78)       $  (0.59)
in 1996)

Shares used in computing net
loss per share (Pro forma              26,777          25,931          26,452          20,337
in 1996)







                  See notes to condensed financial statements.

                              INFOSEEK CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                           NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                      ------------------------
                                                                        1997             1996
                                                                      --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                              $(20,533)       $(11,986)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                        3,861           1,311
    Amortization of unearned compensation                                  717           1,085
Changes in assets and liabilities:
    Accounts receivable                                                 (1,820)         (1,016)
    Other current assets                                                  (184)           (388)
    Accounts payable                                                    (1,163)             53
    Accrued payroll and related expenses                                  (224)          1,012
    Accrued royalties                                                      325             311
    Other accrued liabilities                                            2,093             510
    Accrued restructuring and other charges                              2,904            --
    Deferred revenue                                                       854            --
                                                                      --------        --------
    Net cash used in operating activities                              (13,170)         (9,108)
INVESTING ACTIVITIES
Purchase of available-for-sale short-term investments                  (29,667)        (91,358)
Proceeds from sales and maturities of available-
    for-sale investments                                                44,428          44,360
Increase in investments, deposits and other assets                        (903)           --
Purchases of property and equipment                                     (7,770)         (4,838)
                                                                      --------        --------
Net cash provided by (used in) investing activities                      6,088         (51,836)
FINANCING ACTIVITIES
Proceeds from term loan                                                  5,000           2,573
Repayments of term loan                                                   (815)           (521)
Payments of deposit on term loan                                          --              (675)
Repayment of shareholder note receivable                                   302            --
Proceeds from sale of common stock, net                                  1,277          61,524
                                                                      --------        --------
Net cash provided by financing activities                                5,764          62,901
                                                                      --------        --------
Net increase (decrease) in cash and cash equivalents                    (1,318)          1,957
Cash and cash equivalents at beginning of period                         3,786           1,128
                                                                      --------        --------
Cash and cash equivalents at end of period                            $  2,468        $  3,085
                                                                      ========        ========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

    Unearned compensation related to stock options amounted to $3,102,000 for the nine months ended September 30, 1996. There was no unearned compensation for the nine months ended September 30, 1997. Cash paid for interest amounted to $436,000 and $317,000 for the nine months ended September 30, 1997 and 1996, respectively.

                  See notes to condensed financial statements.

                              INFOSEEK CORPORATION

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

1.       THE COMPANY AND BASIS OF PRESENTATION

         Infoseek Corporation, (the "Company"), is a connected media company, which provides a leading, free Internet navigation service. Infoseek is one of the most frequently visited sites on the Internet because it allows new, as well as experienced users, to find efficiently the information they need on the Web. The Company was incorporated in California in August 1993 and commenced operations on that date. The Company conducts its business within one industry segment.

         The financial information included herein is unaudited, except for the December 31, 1996 Balance Sheet which was derived from audited financial statements, and has been prepared by the Company in accordance with generally accepted accounting principles and reflects all adjustments, consisting only of normal recurring adjustments which in the opinion of management are necessary to state fairly the Company's financial position, results of operations, and cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting period. Actual results will differ from those estimates, and such differences may be material to the financial statements. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-K and the Company's reports on Form 10Q for the quarter ended March 31, and June 30, 1997 all of which are on filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for any future periods.


2.       NET LOSS PER SHARE

         Net loss per share is computed using the weighted average number of shares of common stock outstanding. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, convertible preferred stock, redeemable convertible preferred stock, common stock and common equivalent shares (options and warrants) issued by the Company at prices below the assumed public offering price during the twelve-month period prior to the offering have been included in the calculation as of September 30, 1996 as if they were outstanding for all periods presented, regardless of whether they are antidilutive (using the treasury stock method at the public offering price).

         Pro forma net loss per share for the nine months ended September 30, 1996 also gives effect, even if antidilutive, to common equivalent shares from preferred stock that automatically converted upon the closing of the company's initial public offering (using the as-if-converted method).

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128 (SFAS 128), "Accounting for Earnings Per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute primary and fully diluted earnings per share and to restate all prior periods. Under the new statement, basic earnings per share replaces primary earnings per share. Basic earnings per share is calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Fully diluted earnings per share has been replaced by diluted earnings per share. Under the new statement, diluted earnings per share should assume conversion of all potentially dilutive securities. For the three and nine months ended September 30, 1997 and September 30, 1996 there is no change in the reported amounts for the basic and diluted earnings per share in the respective periods.


OBLIGATIONS

         In March 1997, the Company entered into a four year, $5,000,000 equipment term loan facility. The loan bears interest at the bank's prime rate plus 0.25%. Under the terms of the agreement, the Company grants a first priority security interest in certain assets of the Company and must maintain certain financial covenants, including maintaining minimum tangible net worth and others based on monthly cash balances. Interest-only payments will be made during the first 12 months and borrowings and interest will be repaid on a straight-line basis over 36 months beginning in the thirteenth month of the facility. As of September 30, 1997, there was approximately $5,000,000 outstanding on the facility.

4.       COMMITMENTS

         In March 1997, the Company renewed its agreement with Netscape under terms that provide for the Company to be one of four premier providers displayed on Netscape's Web page for the period of May 1, 1997 through April 30, 1998. The Company's agreement with Netscape provides for payments of up to an aggregate of $12,500,000 to Netscape over the term of the agreement. During the three and nine months ended September 30, 1997, the Company recognized $2,500,000 and $5,416,000, under the terms of this agreement, as a component of sales and marketing expense.

         In July 1997, the Company entered into an agreement with Netscape whereby it was designated as a premier provider of international search and navigational guide services for the Netscape Net Search Program. Under the terms of the agreement, the Company will provide services for 10 Netscape local Web sites in certain countries. The Company's agreement with Netscape provides for payments of up to an aggregate of $1,219,000 to Netscape in return for certain minimum guaranteed exposures over the course of the one-year term of the agreement. During the three months ended September 30, 1997, the Company recognized approximately $100,000 under the terms of this agreement as a component of sales and marketing expense.

         In July 1997, the Company exercised an option, effective December 1, 1997, to add an additional 33,700 square feet to its corporate headquarters, increasing the total square footage of the corporate headquarters to 92,000 square feet. Minimum future rental commitments under this lease are $600,000 in 1997 and $9,000,000 over the remaining term of the lease ending November 2002.

5.        RESTRUCTURING AND OTHER CHARGES

          During the second quarter of 1997, the Company recorded restructuring and other charges of approximately $7,400,000, of which approximately $6,200,000 related to a program to discontinue certain business arrangements, which were determined to be non-strategic, and approximately $1,200,000 related to management changes. Of these restructuring charges, approximately $5,000,000 involves cash outflows, of which $2,096,000 has been completed as of September 30, 1997. Non-cash restructuring charges of approximately $2,400,000 relate primarily to the write-down of certain non-strategic business assets. There have been no material changes to the restructuring plan or in the estimates of the restructuring costs. As of September 30, 1997, the Company has approximately $2,904,000 remaining in its restructuring reserve, which is expected to be fully utilized by March 31, 1998.

ITEM 2: Management's Discussions and Analysis of Financial Conditions and Results of Operations



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


Overview

Infoseek Corporation is a connected media company, which provides a leading, free Internet navigation service. Infoseek is one of the most frequently visited sites on the Internet because its easy-to-use product allows new, as well as experienced users, to find efficiently the information they need on the Web. The Company was incorporated in California in August 1993 and commenced operations on that date. The Company conducts its business within one industry segment.

The Company's revenues are derived principally from the sale of advertisements on short-term contracts. Advertising revenues are recognized ratably in the period in which the advertisement is displayed, provided that no significant Company obligations remain and collection of the resulting receivable is probable. Company obligations typically include guarantees of minimum number of "impressions," or times that an advertisement appears in pages viewed by users of the Company's online properties. To the extent minimum guaranteed impressions are not met, the Company defers recognition of the corresponding revenues until the remaining guaranteed impression levels are achieved. Deferred revenue is comprised of billings in excess of recognized revenue relating to advertising contracts.

Results of Operations

Total Revenues -- Net revenues increased by 106% and 145% in the three and nine months ended September 30, 1997, respectively, over the comparable prior year periods.

Advertising revenues in the three months ended September 30, 1997 and 1996 were $7,465,000 and $3,798,000, respectively, representing 90% and 95% of total revenues, respectively. For the nine months ended September 30, 1997 and 1996, advertising revenues were $20,656,000 and $8,508,000, respectively, representing 94% of total revenues for both periods. This growth in revenues is attributable to the increased use of the Internet for information publication, distribution and commerce, coupled with the development and increased acceptance of the Internet as an advertising medium. From the nine months ended September 30, 1996 to the nine months ended September 30, 1997, the number of total advertisers on the Company's Web Pages increased 93%, from 193 to 373. The Company expects to continue to derive substantially all of its revenues from selling advertising and related products.

In March 1996, the Company and NYNEX Information Technologies Company ("NYNEX") entered into a one-year agreement, which provided for the Company's display of the BigYellow logo within the Infoseek Service. According to the terms of the agreement, NYNEX agreed to pay to the Company up to an aggregate of $4,600,000, in monthly payments, which amount would be decreased proportionately if the number of impressions of the BigYellow logo were below a specified number. In February 1997, the Company signed an amendment with NYNEX extending the term of the original agreement through June 1998 in exchange for an additional $1,400,000, for a total of $6,000,000 in monthly payments. The terms and conditions of the amended agreement are substantially the same as the original agreement, except for elimination of certain exclusivity and reimbursement provisions. The Company recognized revenue of $705,000 and $672,000 in connection with this amended agreement for the three months ended September 30, 1997 and 1996, respectively, and revenue of $2,116,000 and $992,000 for the nine months ended September 30, 1997 and 1996, respectively. There can be no assurance that the NYNEX arrangement will prove to be mutually beneficial or that it will be continued after the extended term.

Also included in advertising revenues is the exchange by the Company of advertising space on the Company's Web sites for reciprocal advertising space in other media publications or other Web sites or receipt of applicable goods and services. Although such revenues have totaled less than 10%, the Company believes these exchange transactions are of value, particularly in the marketing of the Infoseek brand, and the Company expects to continue to engage in these transactions in the future.

In 1997, the balance of total revenues was derived from the licensing of Ultraseek technology to businesses for internal use. This licensing revenue represented approximately 10% and 6% of total revenue for the three and nine-month periods ended September 30, 1997, respectively. In 1996, the balance of the total revenue was derived from subscription fees for a premium service offered to business and professional users.

The Company's business model to generate revenues through the sale of advertising on the Internet may prove to be commercially unsustainable. There can be no assurance that current advertisers will continue to purchase advertising space and services from the Company or that the Company will be able to successfully attract additional advertisers.

In the fourth quarter of 1997, the Company released a new version of its service which features 15 intelligent channels, designed to bring together topical information, services, products and communities on the Web. The new service is intended to provide additional opportunities for revenue from the sale of channel sponsorships as well as enable the Company to share in a portion of the revenue generated by its users with these channel sponsors. Timely market acceptance of this new version and successful conclusion of sponsorship arrangements are integral to the Company's operation, market competitiveness and viability. There can be no assurance that such acceptance and level of sponsorship will be achieved.

Cost of Revenues -- For the three months ended September 30, 1997 and 1996, cost of revenues were $1,468,000 and $827,000, or 18% and 21% of net revenues respectively. For the nine months ended September 30, 1997 and 1996, cost of revenues were $4,242,000 and $2,211,000, or 19% and 25% of net revenue respectively. Cost of revenues consists primarily of expenses associated with the enhancement, maintenance and support of the Company's Web sites, including telecommunications costs and equipment depreciation. Cost of revenues also includes, for all periods presented, expenses associated with the licensing of certain third-party technologies. Cost of revenues increased in dollar amount in the three and nine months ended September 30, 1997 over the comparable periods in 1996 as the Company added additional equipment and personnel to support its Web sites and as royalties due upon usage of the product increased with increased revenues.

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

The Company has recorded aggregate deferred compensation of $5,226,000 in connection with certain stock options granted during 1996 and 1995. The amortization of such deferred compensation is being charged to operations over the vesting periods of the options, which are typically four years. For the three months ended September 30, 1997 and 1996, the Company amortized $380,000 and $301,000, respectively, related to stock options. For the nine months ended September 30, 1997 and 1996, the Company amortized $717,000 and $1,085,000, respectively. As a result of employee terminations, the Company reduced deferred compensation by $1,800,000 during the second quarter of 1997.

Research and Development -- For the quarters ended September 30, 1997 and 1996, research and development expenses were $1,637,000 or 20% of net revenue and $1,218,000 or 31% of net revenue, respectively. For the nine months ended September 30, 1997 and 1996, research and development expenses were $5,432,000 or 25% of net revenue and $2,795,000 or 31% of net revenue respectively. Research and development expenses consist principally of engineering personnel costs, consulting fees and equipment depreciation. Costs related to research, design and development of products and services have been charged to research and development expense as incurred.

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

Sales and Marketing -- For the quarters ended September 30, 1997 and 1996, sales and marketing expenses were $8,129,000 or 99% of net revenue and $5,219,000 or 130% of net revenue, respectively. For the nine months ended September 30, 1997 and 1996, sales and marketing expenses were $21,876,000 or 99% of net revenue and $14,003,000 or 155% of net revenue, respectively. Sales and marketing expenses consist primarily of the compensation for sales and marketing personnel and advertising and promotional expenses.

Sales and marketing expenses for the quarter ended September 30, 1997 and 1996 included payments made to Netscape Communications Corporation ("Netscape") pursuant to an arrangement for the listing of the Company's product on the Netscape Web page. This agreement with Netscape provided for payments of up to an aggregate of $5,000,000 over the course of the one-year term of the agreement. In March 1997, Infoseek renewed its agreement with Netscape under terms that extended the current contract through April 30, 1997 and thereafter provide for Infoseek to be one of four premier providers displayed on Netscape's Web page for the period of May 1, 1997 through April 30, 1998. The renewed agreement with Netscape provides for payments of up to an aggregate of $12,500,000 over the term of the agreement. During the quarters ended September 30, 1997 and 1996, the Company recognized $2,500,000 and $1,250,000, respectively, of expense related to this agreement. For the nine months ended September 30, 1997 and 1996, the Company recognized of $5,416,000 and $2,500,000, respectively of expense related to this agreement.

In July 1997, the Company entered into an agreement with Netscape whereby it was designated as a premier provider of international search and navigational guide services for the Netscape Net Search Program. Under the terms of the agreement, the Company will provide services for 10 Netscape local Web sites. The Company's agreement with Netscape provides for payments of up to an aggregate of $1,219,000 to Netscape in return for certain minimum guaranteed exposures over the course of the one-year term of the agreement. During the three months ended September 30, 1997, the Company recognized approximately $100,000 under this agreement as a component of sales and marketing expense.

In addition, the increase in sales and marketing expenses for the three and nine months ended September 30, 1997 over the comparable periods in 1996 was the result of hiring additional sales and marketing personnel. The Company expects to significantly increase sales and marketing costs in the quarter ending December 31, 1997. During that quarter, the Company will spend approximately $3,000,000 more in the promotion of the Company and its products. The Company expects that it will spend more on its sales and marketing activities in 1998 than it did in 1997.

General and Administrative -- For the quarters ended September 30, 1997 and 1996, general and administrative expenses were $1,809,000 or 22% of net revenue and $1,091,000 or 27% of net revenue, respectively. For the nine months ended September 30, 1997 and 1996, general and administrative expenses were $4,807,000 or 22% of net revenue and $2,751,000 or 31% of net revenue, respectively. General and administrative expenses consist primarily of compensation of administrative and executive personnel, facility costs and fees for professional services.

The increase in general and administrative expenses for the three and nine months ended September 30, 1997 over the comparable periods in 1996 was the result of hiring additional administrative and executive staff and adding infrastructure to manage the expansion of the business. General and administrative expenses also increased in the nine-month periods ended September 30, 1997 as a result of the relocation of the Company's corporate headquarters to larger facilities.

Restructuring and Other Charges -- During the second quarter of 1997, the Company recorded restructuring and other charges of approximately $7,400,000, of which approximately $6,200,000 related to a program to discontinue certain business arrangements which were determined to be non-strategic, and approximately $1,200,000 related to management changes. Of these restructuring charges, approximately $5,000,000 involves cash outflows, of which $2,096,000 has been completed as of September 30, 1997. Non-cash restructuring charges of approximately $2,400,000 relate primarily to the write-down of certain non-strategic business assets. There have been no material changes to the restructuring plan or in the estimates of the restructuring costs. As of September 30, 1997, the Company has approximately $2,904,000 remaining in its restructuring reserve, which is expected to be fully utilized by March 31, 1998.

Income Taxes -- Due to the Company's loss position, there was no provision for income taxes for the periods presented. At December 31, 1996, the Company had federal and state net operating loss carry-forwards of approximately $20,000,000 and $7,000,000, respectively. The Company also has federal and state research and experimentation credits of approximately $100,000 each. These operating losses and credit carry-forwards will expire in the years 2002 through 2010 if not utilized. Certain future changes in the share ownership of the Company, as defined in the Tax Reform Act of 1986 and similar state tax provisions, may restrict the utilization of carry-forwards. A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset due to the lack of earnings history of the Company.

Liquidity and Capital Resources

From inception through May 1996, the Company financed its operations and met its capital expenditure requirements primarily through the issuance of equity, convertible debt securities and equipment term loans. In June 1996, the Company completed its initial public offering and received proceeds from the offering of $43,485,000, net of underwriting discounts, commissions and other offering costs. Concurrent with the closing of the initial public offering, all outstanding shares of the Company's redeemable convertible preferred and convertible preferred stock were automatically converted into shares of the Company's common stock.

For the first nine months of 1997 and 1996, operating activities used cash of $13,170,000 and $9,108,000, respectively. The net cash used during these periods was primarily due to net losses, including restructuring costs, adjusted for non-cash items, increases in accounts receivable and decreases in accounts payable, partially offset, in 1997 by an increase in other accrued liabilities, accrued restructuring and other charges as well as deferred revenue. For the nine month period ended September 30, 1997, investing activities provided net cash of $6,088,000, primarily associated with the sale of short-term investments partially offset by purchases of short-term investments as well as purchases of property and equipment. For the nine months ended September 30, 1996, investing activities used net cash of $51,836,000, primarily associated with purchases of short-term investments and purchases of property and equipment partially offset by proceeds from the sale of short-term investments.

The Company has commitments for its facilities under operating lease agreements and expects to continue to incur significant capital expenditures to support expansion of the Company's business. Furthermore, from time to time the Company expects to evaluate the acquisition of products, businesses and technologies that complement the Company's business.

Financing activities generated cash of $5,764,000 and $62,901,000 in the first nine months of 1997 and 1996, respectively, primarily from the preferred stock sales, the Company's initial public offering on June 11, 1996 and equipment loans.

The Company had $30,574,000 in cash, cash equivalents and short-term investments at September 30, 1997. The Company believes that its existing funds will satisfy the Company's anticipated working capital and other cash requirements, including future cash out-flows of $2,904,000 associated with the restructuring charge, through the next 12 months. The estimate of the period for which the Company expects its available funds to be sufficient to meet its capital requirements is a forward-looking statement that involves risks and uncertainties. There can be no assurance that the Company will be able to meet its working capital and other cash requirements for this period as a result of a number of factors including but not limited to those described below under the caption "Risk Factors That May Affect Future Results-Future Capital Needs; Uncertainty of Additional Financing". Thereafter, the Company may need to raise additional funds. The Company may need to raise additional funds sooner, however, in order to fund more rapid expansion, to develop new or enhance existing services or products, to respond to competitive pressures or to acquire complementary products, businesses or technologies. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of the shareholders of the Company will be reduced, shareholders may experience additional dilution and such securities may have rights, preferences or privileges senior to those of the holders of the Company's common stock. There can be no assurance that additional financing will be available on terms favorable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, the Company's ability to fund expansion, take advantage of acquisition opportunities, develop or enhance services or products or respond to competitive pressures would be significantly limited. Such limitation could have a material adverse effect on the Company's business, results of operations and financial condition.

Risk Factors That May Affect Future Results

In addition to the other information contained in this Report, the following risk factors should be considered.

Limited Operating History; Anticipation of Continued Losses -- The Company has a limited operating history, which makes it difficult to manage operations and predict future operating results. The Company was formed in August 1993 and did not commence generating revenues until January 1995. The Company has incurred significant net losses since inception and expects to continue to incur significant losses on a quarterly and annual basis for the foreseeable future. As of September 30, 1997, the Company had an accumulated deficit of $41,304,000. The Company and its prospects must be considered in light of the risks, costs and difficulties frequently encountered by companies in their early stage of development, particularly companies in the new and rapidly evolving Internet market. The Company has achieved only limited revenues to date, and its ability to generate significant revenues is subject to substantial uncertainty. There can be no assurance that the Company will be able to address any of these challenges or will be able to sustain revenue growth or achieve profitability. Moreover, in 1996 the Company significantly increased its operating expenses to substantially increase its sales and marketing operation, develop new distribution channels, broaden its customer support capabilities and fund greater levels of research and development. Further increases in operating expenses are planned during the fourth quarter of 1997 and during fiscal 1998. To the extent that any such expenses are not subsequently and timely followed by increased revenues, the Company's business, results of operations and financial condition would be materially adversely affected.

Future Capital Needs; Uncertainty of Additional Financing -- The Company currently anticipates that its cash, cash equivalents and short-term investment balances, together with cash flows generated from advertising revenues, will be sufficient to meet its anticipated needs for working capital, capital expenditures and business expansion for the next 12 months. Thereafter, the Company may need to raise additional funds. The Company may need to raise additional funds sooner in order to fund more rapid expansion to develop new or enhanced services or products, to respond to competitive pressures or to acquire complementary products, businesses or technologies. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of the shareholders of the Company will be reduced, shareholders may experience additional dilution and such securities may have rights, preferences or privileges senior to those of the holders of the Company's Common Stock. There can be no assurance that additional financing will be available on terms favorable to the Company or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to fund its expansion, take advantage of unanticipated acquisition opportunities, develop or enhance services or products or respond to competitive pressures. Such inability could have material adverse effect on the Company's business, results of operations and financial condition.

Potential Fluctuations in Future Results -- As a result of the Company's limited operating history as well as the recent emergence of the Internet market addressed by the Company, the Company has neither internal nor industry-based historical financial data for any significant period of time upon which to base planned operating expenses. The Company expects that its results of operations may also fluctuate significantly in the future as a result of a variety of factors, including: the continued rate of growth, usage and acceptance of the Internet; the rate of acceptance of the Internet as an advertising medium; demand for the Company's products and services; the advertising budgeting cycles of individual advertisers; the introduction and acceptance of new, enhanced or alternative products or services by the Company or by its competitors; the Company's ability to anticipate and effectively adapt to a developing market and to rapidly changing technologies; the Company's ability to attract, retain and motivate qualified personnel; initiation, renewal or expiration of significant contracts with NYNEX, Netscape or others; pricing changes by the Company or its competitors; specific economic conditions in the Internet market; general economic conditions and other factors. Substantially all of the Company's revenues have been generated from the sale of advertising, and the Company to continue to be derived substantially all of its revenues from selling advertising and related products. Moreover, most of the Company's contracts with advertising customers have terms of three months or less, with options to cancel at any time. Accordingly, future sales and operating results are difficult to forecast. The Company's expense levels are based, in part, on its expectations as to future revenues and, to a significant extent, are relatively fixed, at least in the short term. The Company may not be able to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in relation to the Company's expectations would have an immediate adverse impact on the Company's business, results of operations and financial condition. In addition, the Company may elect from time to time to make certain pricing, service or marketing decisions or acquisitions that could have a short-term material adverse effect on the Company's business, results of operations and financial condition and may not generate the long-term benefits intended. Due to all of the foregoing factors, it is likely that in some future period, the Company's operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

Developing Market; Unproven Acceptance of Internet Advertising and of the Company's Products and Services -- The market for the Company's products and services has only recently begun to develop, is rapidly evolving and is characterized by an increasing number of market entrants with products and services for use on the Internet. The Company's future success is highly dependent upon the increased use of the Internet for information publication, distribution and commerce. In particular, because the Company expects to derive substantially all of its revenues in the foreseeable future from sales of Internet advertising, the future success of the Company is highly dependent on the development of the Internet as an advertising medium. If the market fails to continue to develop, develops more slowly than expected or becomes saturated with competitors, or if the Company's products and services do not achieve or sustain acceptance by the Internet users or advertisers, the Company's business, results of operations and financial condition will be materially adversely affected.

Reliance on Advertising Revenues -- The Company has derived substantially all of its revenues to date from the sale of advertisements and expects such dependence on advertising and related products to continue. The Company's current business model to generate revenues through the sale of advertising on the Internet is unproven. The Internet as an advertising medium has not been available for a sufficient period of time to gauge its effectiveness as compared with traditional advertising media. In addition, most of the Company's current advertising customers have limited or no experience using the Internet as an advertising medium, have not devoted a significant portion of their advertising expenditures to such advertising and may not find such advertising to be effective for promoting their products and services relative to advertising in traditional media. There can be no assurance that current advertisers will continue to purchase advertising space and services from the Company or that sufficient impressions will be achieved or available, or that the Company will be able to successfully attract additional advertisers. Furthermore, with the rapid growth of available inventory on the Internet and the intense competition among sellers of advertising space it is difficult to project future levels of advertising revenues and pricing models that will be adopted by the industry or individual companies. In addition, the ability to quickly develop new business models which will generate additional revenue sources may be vital for the Company to remain competitive in its market place. Accordingly, there can be no assurance that the Company will be successful in generating significant future advertising revenues or other source of revenues and failure to do so will have a material adverse effect on the Company's business, results of operations and financial condition.

Change in Strategic Relationships -- From March 1995 through March 1996, the Company's service was listed as the sole premier navigational service on the Netscape Web page accessible via the "Net Search" button. In March 1996, Infoseek entered into a new agreement with Netscape, which provided that Infoseek would be listed as a non-exclusive premier provider of navigational services on Netscape's Web page for the period April 10, 1996 to March 31, 1997. This agreement with Netscape provided for payments of up to an aggregate of $5,000,000 to Netscape over the term of the agreement. Under the terms of this agreement, Netscape's Web page displays three additional premier providers. In March 1997, Infoseek renewed its agreement with Netscape, under terms that extend the current contract through April 1997 and thereafter provides for Infoseek to be one of four premier providers displayed on Netscape's Web page for the period of May 1, 1997 through April 30, 1998. This agreement with Netscape provides for payments of up to an aggregate of $12,500,000 to Netscape over the term of the agreement. There can be no assurance that the Company will be able to maintain or increase its current level of traffic and any failure to do so could materially and adversely impact advertising revenues. In addition, the Company cannot anticipate the impact on Infoseek traffic of any changes Netscape may make to this service, to its Web page or its other services, or the effect on advertising revenues that may be generated from such traffic. Furthermore, if traffic is decreased significantly as a result of these or other changes in the Netscape relationship and the Company is unable to develop alternative viable distribution channels, advertising revenues would be adversely affected, while the remaining Netscape obligation would not be reduced, the result being that the Company's business, results of operations and financial condition would be materially and adversely affected.

The Company's revenues are also dependent on its relationship with NYNEX. In March 1996, the Company and NYNEX entered into a one-year agreement, which provided for the Company's display of the BigYellow logo within the Infoseek Service. According to the terms of the agreement, NYNEX agreed to pay to the Company up to an aggregate of $4,600,000, in monthly payments, which amount would be decreased proportionately if the number of impressions of the BigYellow logo were below a specified number. NYNEX could extend the term of the agreement for additional one-year periods, with the fee to be determined based upon Infoseek's then current advertising rate structure. In February 1997, the Company and NYNEX amended this agreement to extend its term to June 1998 in exchange for an additional $1,400,000, for a total of $6,000,000, in monthly payments. The terms and conditions of the amended agreement are substantially the same, except for elimination of certain exclusivity and reimbursement provisions. There can be no assurance that the NYNEX arrangement will prove to be mutually beneficial or that it will be continued after its amended term.

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

     The fourth quarter of 1997, the Company released a new version of its service which features 15 intelligent channels, designed to bring together topical information, services, products and communities on the Web. The new service is intended to provide additional opportunities for revenue from the sale of channel sponsorships as well as enable the Company to share in a portion of the revenue generated by its users with these channel sponsors. Timely Market acceptance of this new version and successful conclusion of sponsorship arrangements are integral to the Company's operation, market competitiveness and viability. There can be no assurance that this new service or any new or proposed product or service will attain market acceptance, experience technological sustainability or be free of errors that require significant design modifications or that the business model to generate revenues will be successful if any which could result in material adverse effect on the Company's business, results of operation and financial condition. Failure of the Company to successfully design, develop, test, market and introduce other new and enhanced technologies and services, or any enhancements of the Company's current search technology, or the failure of the Company's recently introduced products and services to achieve market acceptance could have a material adverse effect upon the Company's business, operating results and financial condition. Due to certain market characteristics, including technological change, changing customer needs, frequent new product and service introductions and evolving industry standards, timeliness of introduction of these new products and services is critical. Delays in the introduction of new products and services may result in customer dissatisfaction and may delay or cause a loss of advertising revenue. There can be no assurance that the Company will be successful in developing new products or services or improving existing products and services that respond to technological changes or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of new or improved products and services, or that its new products and services will adequately meet the requirements of the marketplace and achieve market acceptance. If the Company is unable to develop and introduce new or improved products or services in a timely manner in response to changing market conditions or customer requirements, the Company's business, operating results and financial condition will be materially adversely affected.

Intense Competition -- The market for Internet products and services is highly competitive, with no substantial barriers to entry, and the Company expects that competition will continue to intensify. Microsoft Corporation has announced that it will enter the market with competing products and services. In addition, the market for the Company's products and services has only recently begun to develop, is rapidly evolving and is characterized by an increasing number of market entrants with competing products and services. The Company does not believe this market will support the increasing number of competitors and their products and services. Although the Company believes that the diverse segments of the Internet market may provide opportunities for more than one supplier of products and services similar to those of the Company, it is possible that a single supplier may dominate one or more market segments. Accordingly, any failure of the Company to provide product and service offerings that achieve success in the short-term could result in an insurmountable loss in market and brand acceptance, and could, therefore, have a material adverse and long-term effect upon the Company's business, results of operations and financial condition.

Capacity Constraints and System Failure -- A key element of the Company's strategy is to generate a high volume of traffic to its products and services. Accordingly, the performance of the Company's products and services is critical to the Company's reputation, its ability to attract advertisers to the Company's Web sites and market acceptance of these products and services. Any system failure that causes interruptions or that increases response time of the Company's products and services would result in less traffic to the Company's Web sites and, if sustained or repeated, would reduce the attractiveness of the Company's products and services to advertisers and customers. In addition, an increase in the volume of searches conducted through the Company's products and services could strain the capacity of the software, hardware or telecommunications lines deployed by the Company, which could lead to slower response time or system failures. The Company renewed its agreement and has recently signed an international agreement with Netscape pursuant to which the Company hopes to increase its presence as a Netscape premier provider for both the domestic and international markets. If the Company receives a greater share of Netscape traffic, it is possible that the capacity of the Company's hardware or software could be exceeded and service interruptions or failures could occur. There can be no assurance that the Company's products, services and systems will be able to scale appropriately. The Company is also dependent upon Web browser companies and Internet and online service providers for access to its products and services, and users have experienced and may in the future experience difficulties due to system or software failures or incompatibilities not within the Company's control. The Company is also dependent on hardware suppliers for prompt delivery, installation and service of servers and other equipment and services used to provide its products and services. Any disruption in the Internet access and service provided by the Company or its service providers could have a material adverse effect upon the Company's business, results of operations and financial condition.

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

         In addition, the Company's operation depends upon its ability to maintain and protect its computer systems located in Sunnyvale, California. This system is vulnerable to damage from fire, floods, earthquakes, power loss, telecommunications failures, break-ins and similar events. The Company does not currently have a disaster recovery plan in effect. Despite the implementation of network security measures by the Company, its servers are also vulnerable to computer viruses, break-ins and similar disruptive problems. Computer viruses, break-ins or other problems caused by third parties could lead to interruptions, delays in or cessation of service to users of the Company's products and services. The occurrence of any of these risks could have a material adverse effect on the Company's business, results of operations and financial condition.

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

Dependence on Key Personnel -- The Company has recently experience a significant number of changes on the executive management team. Those who have recently joined the executive management team include: Harry M. Motro, President and Chief Executive Officer; Beth Haggerty, Vice President of Worldwide Sales, Barak Berkowitz, Vice President of Marketing and; Leslie E. Wright, Vice President Finance & Chief Financial Officer. The Company's future performance depends in significant part upon the contributions of its senior management personnel. Although the Company provides incentives such as salary, benefits and option grants (which are typically subject to vesting over four years) to attract and retain qualified employees, the loss of services of any of the Company's officers or other key employees could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the new members of the Company's management team will work effectively together or that the Company will be able to retain qualified personnel.

Government Regulation and Legal Uncertainties -- The Company is not currently subject to direct regulation by any government agency, other than regulations applicable to businesses, and there are currently few laws or regulations directly applicable to access to or commerce on the Internet. It is possible that a number of laws or regulations may be adopted with respect to the Internet, covering issues such as user privacy, pricing and characteristics and quality of products and services. The adoption of any such laws or regulations may decrease the growth of the internet, which could in turn decrease the demand for the Company's products, increase the Company's cost of doing business, or otherwise have an adverse effect on the company's business, results of operations or financial condition. Moreover, the applicability to the internet of existing laws governing issues such as property ownership, copyright, trade secret, libel and personal privacy is uncertain and developing. Any such new legislation or regulation, or application or interpretation of existing laws, could have a material adverse effect on the Company's business, results of operations or financial condition.

PART II:     OTHER INFORMATION

ITEM 6.    Exhibits and Reports on Form 8-K

a)  Exhibit

         10.59 Amendment No 1 and 2 to Office Lease dated March 4, 1997 between Registrant and Limar Realty Corp.

         11.1        Statement re: Computation of Net Loss Per Share.

         27.1        Financial Data Schedule.

b) Reports on Form 8-K

           The Company did not file any reports on Form 8-K during the quarter ended September 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      INFOSEEK CORPORATION

                                      By:  /S/ Leslie E. Wright
                                         ----------------------------------

                                      Leslie E. Wright
                                      Vice President of Finance & Chief
                                      Financial Officer
                                      (and Principal Accounting Officer)



                                      Dated:

                                Exhibit Index



   Exhibit
     No.                    Description
   -------                 --------------

    10.59 Amendment No 1 and 2 to Office Lease dated March 4, 1997 between Registrant and Limar Realty Corp.

    11.1        Statement re: Computation of Net Loss Per Share.

    27.1        Financial Data Schedule.