Form 10-K/A
period 1997-12-31
INFOSEEK CORP
filed 1998-01-23
CIK 920729

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        ________________________________

                                  FORM 10-K/A

(Mark One)
[x] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended:  December 31, 1996

                                       OR

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period from ____________ to ____________

                         Commission File Number 1-11797

                           __________________________


                              INFOSEEK CORPORATION
             (Exact name of registrant as specified in its charter)

                 California                             77-0353450
       -------------------------------             ----------------------
       (State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)             Identification Number)

            1399 Moffett Park Drive                         94089
          Sunnyvale, California 94089                     ----------
   ----------------------------------------               (zip code)
   (address of principal executive offices)

       Registrant's telephone number, including area code: (408) 543-6000

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

================================================================================

                                   PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)      1.      FINANCIAL STATEMENTS

         Previously provided.

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

               10.31**#            Premier Provider Services Agreement between Registrant and Netscape
                                   Communications Corporation dated March 17,
                                   1997.

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

               10.41**#            Amendment No. 3 to Online Service Agreement between the Registrant and
                                   Reuters NewMedia, Inc., dated October 30, 1996.

               10.42**#            Fourth Amendment to the On-Line  Directory Agreement between the
                                   Registrant and Reuters NewMedia, Inc., dated August 30, 1996.

               10.43#              Office lease dated March 4, 1997 between Registrant and Linnar Realty
                                   Corp. #8.

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

               10.47**             Amendment No. 2 to Infoseek/NYNEX Agreement between the Registrant and
                                   NYNEX Information Technologies Company, dated February 19, 1997.

               10.48*+             Agreement between the Registrant and Verity, Inc. dated March 31, 1996.

               10.49*              Cooperation Agreement between the Registrant and Quarterdeck
                                   Corporation dated April 2, 1996.

               10.50*              Infoseek Impressions Agreement -- Ad Exchange between the Registrant and FreeLoader, Inc. dated March 8, 1996.

               10.51**#            Amendment No. 1 to XSoft/Infoseek Software Distribution and License
                                   Agreement, between the Registrant and XSoft, a division of XEROX
                                   Corporation, dated December 16, 1996.

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

               10.58+#             Software License Agreement dated May 8, 1996 between the Registrant and
                                   HNC Software Inc.

               11.1#               Computation of Earnings/(Loss) Per Share.

               13.1#               Portions of the Annual Report to Stockholders for the fiscal year ended
                                   December 31, 1996 expressly incorporated by reference herein.

               23.1#               Consent of Ernst & Young LLP, Independent Auditors.

               24.1                Power of Attorney (see page 7).

               27.1#               Financial Data Schedule.





____________________________________________
* Incorporated by reference to the Company's Registration Statement Form S-1, as amended, (File No. 333-04142) declared effective June 11, 1996.
**   Confidential treatment requested for certain portions of this exhibit.
+    Confidential treatment granted by order effective June 10, 1996.
++ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
#    Previously provided.

     (B)  REPORTS ON FORM 8-K

          Not Applicable.

     (C)  EXHIBITS

          See Item 14(A)(2) above.

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Leslie E. Wright, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K/A, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and conforming all that said attorney-in-fact, or his substitute or substitutes, any do or cause to be done by virtue hereof.

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

                                        INFOSEEK CORPORATION

                                        By:  /s/Harry M. Motro
                                        Harry M. Motro
                                        President and Chief Executive Officer

         SIGNATURE                        CAPACITY IN WHICH SIGNED                        DATE
/s/Harry M. Motro                   President, Chief Executive Officer, and          January 20, 1998
----------------------------        Director (Principal Executive  Officer)
Harry M. Motro

/s/Leslie E. Wright                 Executive Vice President of Finance and          January 20, 1998
----------------------------        Chief Financial Officer  (Principal
Leslie E. Wright                    Financial and Accounting Officer)

/s/Steven T. Kirsch                 Director                                         January 20, 1998
----------------------------
Steven T. Kirsch

/s/L. William Krause                Director                                         January 20, 1998
----------------------------
L. William Krause

/s/Matthew J. Stover                Director                                         January 16, 1998
----------------------------
Matthew J. Stover

/s/John E. Zeisler                  Director                                         January 20, 1998
----------------------------
John E. Zeisler

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

     10.31**#            Premier Provider Services Agreement between Registrant and Netscape
                         Communications Corporation dated March 17,
                         1997.

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

     10.41**#            Amendment No. 3 to Online Service Agreement between the Registrant and
                         Reuters NewMedia, Inc., dated October 30, 1996.

     Exhibit
     Number                                         Exhibits
     ------                                         --------
     10.42**#            Fourth Amendment to the On-Line Directory Agreement between the
                         Registrant and Reuters NewMedia, Inc., dated August 30, 1996.

     10.43#              Office lease dated March 4, 1997 between Registrant and Linnar Realty
                         Corp. #8.

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

     10.47**             Amendment No. 2 to Infoseek/NYNEX Agreement between the  Registrant and
                         NYNEX Information Technologies Company, dated February 19, 1997.

     10.48*+             Agreement between the Registrant and Verity, Inc. dated March 31, 1996.

     10.49*              Cooperation Agreement between the Registrant and Quarterdeck
                         Corporation dated April 2, 1996.

     10.50*              Infoseek Impressions Agreement -- Ad Exchange between the Registrant and FreeLoader, Inc. dated March 8, 1996.

     10.51**#            Amendment No. 1 to XSoft/Infoseek Software Distribution and License
                         Agreement, between the Registrant and XSoft, a division of XEROX
                         Corporation, dated December 16, 1996.

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

     10.58+#             Software License Agreement dated May 8, 1996 between the Registrant and
                         HNC Software Inc.

     11.1#               Computation of Earnings/(Loss) Per Share.

     13.1#               Portions of the Annual Report to Stockholders  for the fiscal year ended
                         December 31, 1996 expressly incorporated by reference herein.

     23.1#               Consent of Ernst & Young LLP, Independent Auditors.

     24.1                Power of Attorney (see page 7).

     27.1#               Financial Data Schedule.





____________________________________________
* Incorporated by reference to the Company's Registration Statement Form S-1, as amended, (File No. 333-04142) declared effective June 11, 1996.
**   Confidential treatment requested for certain portions of this exhibit.
+    Confidential treatment granted by order effective June 10, 1996.
++   Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
#    Previously provided.