Form 10-K405
period 1997-12-31
INFOSEEK CORP
filed 1998-03-16
CIK 920729

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1997

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM              TO

                        COMMISSION FILE NUMBER 1-11797

                               ----------------

                             INFOSEEK CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               CALIFORNIA                                   77-0353450
    (STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NUMBER)

        1399 MOFFETT PARK DRIVE
      SUNNYVALE, CALIFORNIA 94089                             94089
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (408) 543-6000

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

 SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: COMMON STOCK, NO
                                                                PAR VALUE
                                                             (TITLE OF CLASS)

                               ----------------

  Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes X   No __.

  The aggregate market value of voting stock held by non-affiliates of the registrant as of March 4, 1998, was $410,053,424.80 based upon the last sales price reported for such date on The Nasdaq National Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant, have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

  At March 4, 1998 registrant had outstanding 30,907,875 shares of Common
Stock.

                               ----------------

                      DOCUMENTS INCORPORATED BY REFERENCE

  (1) Part III incorporates certain information by reference from the definitive proxy statement for the Annual Meeting of Shareholders to be held on or about June 1, 1998 (the "Proxy Statement").

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

  This Annual Report on Form 10-K (the "Report") contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results and the timing of certain events could differ materially from those projected in the forward-looking statements as a result of the Risk Factors beginning on page 15 of this Report and other factors discussed elsewhere in this Report.

  Infoseek provides leading Internet search and navigation technology, products and services that use the Web to connect its viewers' personal, work and community lives. As a "connected" media company, Infoseek is able to segment viewers by interest area, providing advertisers with focused and targeted audiences. The Infoseek Service is a comprehensive Internet gateway that combines search and navigation with directories of relevant information sources and content sites, offers chat and instant messaging for communicating shared interests and facilitates the purchase of related goods and services. The Company's goal is to have the Infoseek Service become a viewer's first choice Web destination site.

  The Company is based in Sunnyvale, California, and was incorporated under the laws of the State of California on August 30, 1993.

INDUSTRY BACKGROUND

  The most important technological enhancement to the Internet was the creation of the World Wide Web (the "Web") in the early 1990s. The Web is an interactive environment, which facilitates the exchange of multimedia-rich information and entertainment resources among users worldwide. The Web is an attractive medium for advertisers for several reasons. Unlike more traditional media, the Web allows advertisers to target advertisements to broad audiences, specific regional populations, specific communities or select customers, while simultaneously tracking the impression levels, demographic viewership and effectiveness of their advertisements. The interactive nature of Web advertising enables advertisers to establish dialogues and meaningful relationships with potential customers, and to change their messages rapidly in response to real world events and consumer feedback. Jupiter Communications estimates that the Web viewer population will grow from approximately 49 million viewers in 1997 to approximately 116 million viewers by 2002 and that online advertising revenues will grow from approximately $940 million in 1997 to approximately $7.7 billion in 2002.

 Optimizing the Web Experience

  The rapid growth in content on the Web and the proliferation of Web sites, combined with the Web's unindexed nature, present significant challenges for businesses and consumers seeking access to Internet-based information and resources. Until the emergence of search and navigational tools, users had to know a lengthy Web address (URL) for each specific site, or had to move from Web site to Web site using hypertext links, searching for relevant information. Content providers and advertisers face similar difficulties in making the existence and location of their Web sites known and available to their target audiences. A number of tools have emerged to enable consumers, content providers and advertisers to locate one another on the Web, including Web directories and search engines. Web directories generally list Web sites by specific topics of interest and by their hypertext address, thus enabling an interested user to go directly to the listed site by clicking on the address. Search engines offer users the ability to search for Web sites based upon specific word or phrase queries. Search engines typically use automated software that continuously crawls the Web to capture, store and index updated Web site information in order to provide immediate retrieval of relevant Web site listings in response to a query. Although search engines and directories help users navigate the Web, the Company believes that these tools have certain limitations and that there is an opportunity to provide added value to the user experience.

  The Company believes that in order to provide users with a richer and more relevant Internet experience, search and navigation services must do more than simply provide a response to searches. They must also offer value-added services such as targeted one-to-one marketing, personalized news, discussion groups, instant messaging and online shopping. The Company believes that services which aggregate and organize the vast resources of the Web will attract a high volume of traffic and command customer loyalty.

 Challenges of Advertising on the Web

  As the number of Internet users and content providers increases, the Internet has begun to develop the attributes of a conventional mass medium such as television or radio, where advertising subsidizes content delivered to users. The Web is proving to be a more effective relationship-building media than traditional means because it enables advertisers to target specific audiences, measure the popularity of advertising content (and make frequent and timely changes), reach worldwide audiences cost-effectively, and create innovative and interactive advertisements. This process also has the potential to enhance the consumer's Internet experience, by marketing only those goods and services that are of interest. The Company believes that increases in transmission bandwidth through higher speed Internet connections and wider multimedia-enabling technologies for the Web will also increase the appeal and effectiveness of advertisements, making the Web an even more attractive platform for mass consumer advertising.

  Advertisers currently face difficulties in understanding the behavior and demographics of Web users, making it difficult to ensure that the existence and location of their advertisements are widely known and their audiences are targeted effectively. Advertisers increasingly have migrated to sites and services that experience a high volume of repeat, track users carefully, attract users that "click through" to the advertiser's site and deliver to advertisers loyal audiences that fit specific buying profiles. Services and sites must be able to match advertisements with buyers in order to deliver targeted, high impact advertising.

 Corporate Web Sites and Intranets

  As the Web has evolved into an efficient and widely-used communications medium, corporations are increasingly utilizing Web-based technologies to share information via their intranets and public Web sites with employees, corporate partners, customers and public site visitors. The Company believes that as the amount of content hosted in these environments continues to grow, the same factors that have contributed to the popularity of the Internet navigation services will drive the demand for similar technologies within corporate intranets and public Web sites. The same search and navigation capabilities the Company offers for Internet users are valuable on these networks.

THE INFOSEEK SOLUTION AND STRATEGY

  The Infoseek branded search and navigation services integrate accurate search results with relevant Internet and other resources to enhance the viewer's interaction with information and content and create a more effective medium for advertisers, sponsors and commerce partners. The Infoseek Service is a comprehensive Internet gateway that combines search and navigation with directories of relevant information sources and content sites, offers chat and instant messaging for communicating shared interests and facilitates the purchase of related goods and services. Infoseek's goal is to become a viewer's first choice Web destination site. In order to further leverage its core strength in technology and to diversify its revenue base, the Company licenses its Ultraseek Server product to corporate customers for use on their intranets and public Web sites.

  The Company's business strategy is to leverage its leading search and directory technologies, products and services to achieve the following:

  . Build Infoseek Brand Awareness and Increase Market Share. The Company believes that, as a "connected" media company that brings together elements of its viewers' personal, work and community lives, building Infoseek brand awareness is a key to building market share. The Company intends to continue to utilize conventional mass media advertising campaigns, distribution relationships and OEM relationships to enhance its brand awareness. The Company intends to continue an integrated brand-
   awareness campaign through press, print, broadcast, outdoor, radio and online promotions in 1998. The Company has entered into agreements with a number of companies such as AT&T Corp., Bell Atlantic Electronic Commerce Services, Inc. ("Bell Atlantic"), Southwestern Bell Capital Corporation ("Southwestern Bell"), Sprint Corporation ("Sprint") and CNET (Snap! Online) ("CNET") in order to increase its brand awareness and acquire new viewers.

  . Create a Richer Viewer Experience. The Company believes that consumer loyalty on the Internet is highly dependent on the creation of a robust online environment from which viewers may access the information and resources in which they are interested. The Infoseek Service provides a rich experience for viewers through the integration of search, large directories, shared interest communities and content features with the Company's highly advanced core search technology. In addition, in October 1997 the Company launched 15 "channels," which are organized topically.

  . Maximize Value for Advertisers. The Company believes that it can best serve advertisers on the Internet by effectively targeting interested audiences and consumers. With the launch of its intelligent Web channel service in October 1997, the Company believes that it greatly enhanced the segmentation of its viewing audience. The Company intends to continue to develop innovative approaches and solutions for its advertisers to effectively reach their target audiences. For a segment of advertisers, improved viewer targeting is achieved through the Company's Ultramatch product, an advertising management product designed to create viewer behavior profiles for the matching of goods and services. These Infoseek products and services can result in better click-through for advertisers and higher advertising rates for the Company.

  . Provide Intranet Search Products. The Company believes that as enterprise and corporate intranets continue to grow and are increasingly relied upon for the efficient sharing of corporate documents, data and other information, the need for advanced search and indexing technology becomes critical. The Company has leveraged its research and development investments in the core Infoseek search and navigation services to provide a customizable intranet solution to corporate and enterprise customers.

  . Enhance Core Search and Navigation Service. The Company believes that search technology that delivers highly relevant results is an important component in differentiating its services and in building a rich viewer experience. The Company continuously seeks to innovate in the development and integration of its services to provide viewers with a robust and appealing environment and a convenient and powerful gateway to the Internet.

THE INFOSEEK SERVICE AND PRODUCT OFFERINGS

 Internet End-User Services and Products

  Infoseek Service is a free search and navigation service targeted to viewers at home, in business and in schools. Infoseek Service integrates multiple methods of obtaining, organizing and sharing information on the Internet. Viewers are presented with four principal means of obtaining information-- Search, Channels, Directory and Service Links--from which they can launch specific queries, browse or access relevant content.

  . Search: The Search function allows the viewer to launch query-based searches of the Web, USENET News and other premium content databases, including news and company collections. To perform a search, a viewer types a query in the search box and is then presented a highly specific response from a search of the entire database. A search can be effected using either simple keywords, phrases or full text. The Search function utilizes sophisticated techniques to allow viewers to obtain specific results for case sensitive, numerical or singular letter aspects of certain queries, such as "49ers" or "Vitamin C."

  . Channels: The Company offers viewers 15 "channels" which are organized topically much like sections of a newspaper. Current channels include Automotive, Business, Careers, Computer, Entertainment, The Good Life, Health, Internet, Kids & Family, News, Personal Finance, Real Estate, Shopping, Sports and Travel. Each channel includes content teasers to full stories, reviews, databases and other information on content providers' sites and other sites, best of the Web links to interesting and relevant information, relevant Directory subtopics, news headlines, chat, transaction opportunities and classified advertisements. Infoseek intends to launch new channels aimed at specific demographic audiences and launch subchannels within existing channels to help viewers easily find the environment and information they are looking for.

  . Directory: The Infoseek Directory is a hierarchical listing of Web pages that have been selected and abstracted by the Company and organized by category, which can be accessed by the Company's home page or the relevant channel. The Directory enables a viewer to click on a directory entry such as Arts & Entertainment or Sports, and to look through a hierarchy of relevant Internet sites for areas of interest. For example, under Sports, the viewer can proceed from "Baseball" to "Players," and finally, to "Ken Griffey Jr." The Directory assists the viewer by providing abstracts of each directory entry. As of January 1, 1998, the Company had increased its directory of Web sites to over 500,000 sites.

  . Service Links: Viewers can be directly linked to third party sites by clicking on several different title bars listed at the side of the search screen or icons presented on the Infoseek page. Pursuant to arrangements with Bell Atlantic and United Parcel Services of America, Inc. ("UPS"), viewers can access the BigYellow on-line yellow pages directory or the UPS tracking system by clicking on those links. The standard Internet advertising on Infoseek also contains direct links to the advertisers' home page. Without direct hypertext links such as these a viewer must either conduct a new search or know and enter a precise URL to move to another site.

  The Infoseek Service offers viewers access to content feeds from a variety of well-known Internet sources, third party content sources and co-branded sites between the Company and other providers of services and products such as Bell Atlantic and UPS, to provide viewers with high quality, up-to-date information whether a viewer is navigating via search, channels or directory. For example, news that is relevant to the viewer's query is made available as part of a search result. In addition, the News Channel offers viewers the latest business, world, political, technology and sports news from a variety of data sources such as Reuters Holdings PLC ("Reuters"), Business Wire, Hoover's, Inc. ("Hoover's"), PR Newswire, and USENET news groups.

  To enrich the viewer experience, the Infoseek Service allows the use of the information gathered from a search to interact with viewers of similar interests and purchase goods within the site through features such as chat, instant messaging and transaction-based Web sites. For example, a consumer who is interested in purchasing a Saturn automobile can conduct an online search, compare notes with Saturn drivers in Infoseek's automobile chat room and even purchase a Saturn through Auto-By-Tel Corporation ("Auto-By-Tel"), a Web site for evaluating and making car-buying decisions.

 Corporate Intranet and Public Site Navigation Services and Products

  In March 1997, the Company introduced Ultraseek Server, its first software product targeted at the corporate market. Designed as an easy-to-install, simple-to-manage spider and search engine, the product leverages the core technology developed for the Infoseek Service. Key advantages of the Infoseek Service in areas such as natural language support, relevance ranking algorithms, and automated spider revisiting are augmented with an intuitive interface, support for alternate document formats (for example, Microsoft Office or Adobe PDF) and robust error recovery. The result is a solution for corporate webmasters that enables the creation of a search capability on one site or across an intranet with thousands of hosts, that is quick to implement, and manageable with limited resources.

  The Company views the Ultraseek Server product as a horizontal application, with a strong fit across many industries. In 1997, the Company licensed software to customers in the publishing industry (Industrial Distribution Group, Inc. ("IDG"), National Geographic Society), high technology (Sun Microsystems, Inc., 3Com Corporation, Hewlett-Packard Company, Lexmark International Group, Inc.), manufacturing (Ford Motor Company, The Boeing Company, Merck & Co., Inc., Rohm & Haas Company), communications (BellSouth Corporation, Ericsson LM Tel. Co. Ad., Worldcom Inc.), government (NASA, U.S. Department of Education,

Lawrence Livermore National Laboratory), finance (Morgan Stanley Dean Witter, John Hancock Mutual Life Insurance Company, Swiss Bank Corporation, New York Stock Exchange), consumer goods (Sony Corporation, NIKE, Inc., Sears, Roebuck and Co.) and education (Stanford University, Harvard University, Pennsylvania State University, Georgia Institute of Technology, University of Sydney, McGill University) among others. The Company also announced that it had been selected as the intranet and public site search application by CERN, the European Particle Physics Lab and creator of the World Wide Web.

  Ultraseek Server's key benefits for viewers and administrators are:

    Best Viewer Experience
      Fast searches and relevant results Easy to use natural language queries

    Simple Administration
      Easy install and startup
      Remote management via browser

    Real-Time Index
      Deleted documents are immediately removed; new documents instantly added
      Finds new/changed content automatically

    Scalable, Flexible Spider
      Scalable to handle even very large intranets
      Can be tuned to limit load on servers and networks

    Full-Text Search
      Search for any word or phrase
      Query refinement (search only these results)

    Customization
      Customizable viewer interface and results ranking Include/exclude at the site, directory or document level

 Advertising Services and Products

  Infoseek derives a substantial majority of its revenues from the sale of advertisements. The Company is focused on providing its advertisers with high volume and targeted access to interested audiences and potential buyers. These advertisements appear on the Infoseek Service Web page when a viewer enters the service, receives search results, browses through the Directory or accesses a channel. Advertising revenues represented 94% and 99% of the Company's total revenues for fiscal 1997 and fiscal 1996, respectively. The Company believes it has been able to achieve its advertising revenues to date primarily through its direct sales force and through the products it offers advertisers.

 Advertising Products and Pricing

  The Company derives its revenue from several advertising options that may be purchased individually or in packages--run of site rotations, directory and channel rotations, key word rotations, cross service sponsorship, channel sponsorship and Ultramatch targeting. These options may contain hypertext links to the advertiser's home page.

 Rotations

  . Run of Site: Run of site rotations are advertisements that rotate on a random basis throughout the Infoseek Service, appealing to advertisers seeking to establish brand recognition across the broadest reach of Infoseek viewers. Search results advertisements are typically sold in blocks of one thousand impressions to be generated over a four week period. Infoseek's current cost per one thousand impressions ("CPM") ranges from $18 to $26 depending upon the number of impressions purchased.

  . Directory and Channel: Directory and channel rotations are advertisements that appear when an Infoseek viewer browses through directory and channel topic pages. Directory and channel rotations allow advertisers to target an audience with a specific area of interest. Like run of site rotations, directory and channel rotations are sold in blocks of impressions over a four week period. Because of the greater selectivity of the audience, Infoseek's current CPM ranges from $35 to $45.

  . Keyword: Keyword rotations are advertisements that are displayed when an Infoseek viewer's search contains a particular keyword selected by the advertiser. This option offers the advertiser a highly targeted, self-selected audience. Through its proprietary advertising management system, the Company tracks every word that is queried by Infoseek viewers, from which the Company has identified keywords that are most frequently queried by Infoseek viewers and requested by advertisers. Infoseek's current four week rate card CPM for a keyword is $55 on a non-exclusive basis and $66 on an exclusive basis.

 Channel and Cross-Service Sponsors and Partners

  The channel version of the Infoseek Service, which was introduced in October 1997, features 15 "channels" that allow a viewer to browse in an environment that brings together the best topical information, service, products and communities on the Web. In addition, this version of the Infoseek Service dynamically wraps relevant content around answers to a viewer's queries.

  Sponsors and partners with whom the Company has executed agreements include the following:

    CHANNEL                                 SPONSORS AND PARTNERS


    Automotive                              Auto-By-Tel
                                            Microsoft CarPoint
    Computer                                CMP Media, Inc.
    Entertainment--Books sub-channel        Borders OnLine
    Internet                                CMP Media, Inc.
    Personal Finance                        Microsoft Investor
    Personal Finance--Trading               Donaldson, Lufkin & Jenrette, Inc.
    Partners                                (DLJ Direct)
                                            Datek Online
                                            Ameritrade
    CROSS-SERVICE

    Bell Atlantic
    UPS

  The Company believes there is significant potential to increase sponsorship revenues through the ten unsponsored channels, further segmentation of existing channels into sub-channels as well as channels to be introduced in the future.

  The Company's enhanced channel version of the Infoseek Service provides a better viewer experience and better segmentation of the target audience for advertisers and sponsors. In addition, the Company was able to supplement its banner advertising business with media-based revenues for sponsorships in its channels and sub-channels. These opportunities for channel sponsors are in addition to already existing arrangements with cross-service sponsors such as UPS and Bell Atlantic. A cross-service sponsor's content or service appears on the Infoseek Service home page or on multiple channels across the Infoseek Service. The Company seeks to bundle these advertising options to create packages that offer the greatest value to advertisers.

 Ultramatch Targeting

  The Company currently sells Ultramatch, an advertising management product based upon technology which is designed to create a viewer profile based on real, observed viewer behavior to allow precise, targeted advertising. The Company and its advertisers have found that this technology significantly increases viewer click-throughs. This innovative advertising approach, which allows advertisers to target advertisements to specific viewer types based on analysis of searching behavior, serves to significantly differentiate the Company's services. Infoseek's current CPM for this targeting is $55, and the net cost for an Ultramatch behavioral report is $1,100.

 Advertisers

  During 1997, over 500 advertisers placed advertisements on the Company's service. For the year ended December 31, 1997 one customer, Bell Atlantic Electronic Commerce Services, Inc., which has a representative on the Company's Board of Directors and owns a substantial amount of the Company's common stock, accounted for 8.2% of revenues. No one advertiser accounted for 10% or more of the Company's revenues for the year ended December 31, 1997. To date, most of Infoseek's contracts with advertisers have terms of three months or less. The following is a representative list of brands or companies for which advertisers and sponsors purchased more than $100,000 in advertising on the Company's service during 1997:

TECHNOLOGY                           TELECOMMUNICATIONS
Compaq Computer Corporation          AT&T Corp.
Hewlett-Packard Company              BellSouth Corporation
Intel Corporation                    Mobile Telecommunications Technologies
Intuit Inc.                           Corp. (SkyTel)
Northern Telecom Inc.                Sprint Corporation
SAP America, Inc.
                                     FINANCIAL
AUTOMOTIVE                           American Express Company
America Honda Motor Company Inc.     John Hancock Mutual Life Insurance
Ford Motor Company                    Company
General Motors Corporation (Saturn)  Metropolitan Life Insurance Company
Toyota Motor Corporation             The Charles Schwab Corporation
 (Toyota and Lexus)                  The Quick & Reilly Group, Inc.
Volvo North America Corporation
                                     CONSUMER PRODUCTS
PUBLISHING                           Delta Airlines, Inc.
Advance Publications, Inc.           J.C. Penney Company, Inc.
 (Conde Nast)                        LAT Sportswear Inc. (Hanes)
The Dun & Bradstreet Corporation     Sony Corporation
The Hearst Corporation               The Proctor & Gamble Company
 (Hearst New Media)                  The Walt Disney Company
Newsday, Inc.
 Sales Force

  As of December 31, 1997, Infoseek's advertising sales staff consisted of 31 representatives located in Sunnyvale, New York, San Francisco, Los Angeles, Atlanta and Chicago. The Company believes that having an internal direct sales force allows it to better understand and meet advertisers' needs, increase its access to potential advertisers and maintain strong relationships with its existing base of advertising clients.

MARKETING AND DISTRIBUTION

 Marketing

  Infoseek's strategy is to build brand awareness through an integrated plan utilizing online and traditional media, public relations and promotions. The Company's current consumer campaign includes the marketing of the Infoseek brand on selected Web sites including MSNBC, ESPN SportsZone, AT&T Worldnet, BigYellow and WhoWhere. The Company's 1997 television campaign included a rotation of prime time spots in New York and San Francisco, both of which are cities with higher than average Internet usage, and the Company currently plans additional television advertising in at least the first quarter of 1998. In addition, the Company's traditional media campaign includes local radio, outdoor billboards, print advertising in consumer and vertical magazines such as Home PC, Windows Magazine, Information Week and Internet Week, and trade advertising in Advertising Age. The Company also cross-promotes with content providers through advertising swaps both in online media and traditional print and broadcast media.

 Distribution

  The Company seeks to form relationships that maximize audience reach and create alternate distribution channels to the Company's services. The Company has relationships with Netscape and Microsoft each of which distributes browser software to their customers which is used to navigate the Web. The Company also has distribution relationships with various Internet service providers and content providers such as AT&T, Bell Atlantic, Southwestern Bell, Sprint and CNET. Infoseek Service is listed by each of these companies as a navigational service available to their viewers. The terms of these relationships vary widely, both in the prominence given to Infoseek Service relative to other alternatives and the compensation paid by Infoseek for advertising.

  Since March 1995, the Company's service has been listed as a navigational service on the Web page of Netscape Communications Corporation ("Netscape") accessible via the "NetSearch" button. Currently, Netscape's Web page displays three additional premier providers. In March 1997, the Company renewed its agreement with Netscape under terms which provide for Infoseek Service to be one of four non-exclusive premier providers displayed on Netscape's Web page for the period through April 30, 1998. Infoseek's current agreement with Netscape provides for the Company to pay an aggregate of $12,500,000 in cash and reciprocal advertising ($10,000,000 in cash and $2,500,000 in reciprocal advertising) over the term of the agreement. There can be no assurance that the Company will be able to maintain or increase its current level of traffic and any failure to do so could materially and adversely impact advertising revenues. Over the past year, page views sourced from Netscape traffic declined from 44% in December 1996 to 27% in December 1997. The Company defines a page view from Netscape as all pages requested and delivered to a viewer whose Infoseek session was initiated from a Netscape Web page. In addition, the Company cannot anticipate the impact of any changes Netscape may make to this service, to its Web page or its other services, or the effect on advertising revenues that may be generated from such traffic. For example, is possible that any increased presence on Netscape under the terms of the March 1997 agreement could generate traffic that exceeds the Company's service capacity. Any interruption in service would adversely affect advertising revenues. In the alternative, if traffic is decreased significantly as a result of changes in the Netscape relationship or for other reasons, and the Company is unable to develop alternative viable distribution channels, advertising revenues would be adversely affected yet the remaining Netscape obligations would not be reduced, the result being that the Company's business, results of operations, financial condition and prospects would be materially and adversely affected. See "Risk Factors--Relationship With Netscape" and "--Capacity Constraints and System Failure; Advertising Management System."

  Since August 1995, the Infoseek Service has been listed as a navigational search service available to users from various "Search Referral Sources" by Microsoft Corporation ("Microsoft"). The Company currently receives less than 10% of its traffic sourced from Microsoft. Effective as of January 1997, the Company renewed its Search Services Agreement with Microsoft under terms which extend the search referral relationship through April 1997. Effective as of June 1997, the Company renewed this agreement with Microsoft under terms which extended certain search referral sources through November 1997 and continues on an automatic six-month renewal term and extends certain other search referral sources through May 1998. As consideration for the listing of the Infoseek Service by Microsoft, the Company will display the Microsoft Internet Explorer logo and Microsoft advertising banners on the Infoseek Service search results page in relative proportion to the number of search referrals originating from Microsoft. See "Risk Factors--Intense Competition."

INTERNATIONAL OPERATIONS

  As the Internet becomes an increasingly global information resource, the Company believes it can leverage its core search and navigation technology and brand recognition to provide benefits to viewers and advertisers worldwide. Accordingly, the Company offers its service internationally through partnerships with local providers of directory and editorial content in Brazil, Denmark, Holland, France, Germany, Italy, Sweden and the United Kingdom, and has been translated into Spanish. Typically, the Company contributes the search technology and the site's look and feel, while the partners contribute local content, translation services, and marketing support. All of these sites are operated and hosted by the Company. In July 1997, the Company entered into an agreement with Netscape whereby it was designated as a premier provider of international search and navigation guide services for the Netscape Net Search program for 10 Netscape local Web sites. In 1997, the Company established strategic relationships with Microsoft in France and the United Kingdom and Attract Media in Sweden, Denmark, Finland and Norway. In addition, the Company's U.S. sales force sells advertisements on Infoseek's foreign sites to U.S. advertisers who want to reach a global audience. During 1997, less than 10% of the Company's traffic was derived from international sources and less than 10% of the Company's revenues were derived from advertising to international viewers. See "Risk Factors--Risks Associated With International Expansion."

TECHNOLOGY

  The Company believes that by developing innovative proprietary technology and integrating technology licensed from third parties where appropriate, it can differentiate itself from its competitors. The Company's strategy is to develop and license only technologies that are able to scale with the growth in content on the Internet, in order to enable the Company to cost-effectively adapt and grow with the Internet.

 Core Search Engine Technology

  The Company's current search engine technology is based on Ultraseek, an enhanced search technology that provides users enhanced levels of accuracy, currency, comprehensiveness and speed. Ultraseek includes built-in intelligence with features such as phrase, capitalization and proper name recognition.

  The Company's highly-rated search engine seeks to deliver accurate results, which are characterized by the level of precision and the level of recall. In addition, due to the dynamic nature of the Internet, the retrieval of up-to-date information has become another key factor for the evaluation of Internet search services. To bring current information to the viewer, the Company has developed technology to regularly update its entire database of Web pages. This enables Infoseek Service to deliver accurate, relevant and up-to-date search results.

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

  The Company has also provided a proprietary Web spider which works to enhance the performance of the search engine. A Web spider is software that identifies and catalogs pages on the Web. This catalog, when indexed with text retrieval software such as the Company's search engine, can be quickly accessed by keyword or phrase. Together, the search engine technology and the Web spider technology are used to index Web pages, the directory and other sources of content. When the viewer submits a query, such as "find an apartment in New York City," the engine searches the Web index created by the Web spider, the pages indexed in the directory and other content, to provide a list of hits ordered by the relevance to the viewer's query. In addition, Infoseek has also developed a technology to allow viewers to add their Web pages to Infoseek virtually instantly. This "Add URL" feature allows Infoseek to accept the most up-to-date pages.

  The Company has also licensed certain software technologies from InXight Software, Inc. ("InXight"), a unit of Xerox Corporation ("Xerox"), which the Company uses for the linguistic analysis of Web pages and search terms. In addition, in May 1996 the Company licensed certain technology from Aptex Software Inc.

("Aptex") that allows the Company to update and to enhance the Company's Web directory feature automatically. This technology has automated the assignment of Web pages to each directory category. This technology has been licensed to the Company for an initial five year term beginning in October 1996. There can be no assurance that the Aptex technology will function as anticipated or will provide the intended benefits, and any such deficiency could require the Company to incur significant increased costs to expand its directory as planned. See "Risk Factors--Technological Change and New Products and Services."

 Advertising Management

  Infoseek has developed certain proprietary systems for the placement of advertisements with targeted audiences on appropriate Infoseek Service Web pages. Infoseek's advertising management systems are capable of presenting in real-time advertising that corresponds to a viewer's inquiry. If certain key words have been purchased by more than one advertiser, the system automatically determines which advertisement is displayed based upon the number of impressions under contract and delivered to date. As part of the Company's proprietary advertising management system, Infoseek also maintains a database that tracks the number of searches of each word queried by Infoseek viewers, the number of browses through each directory category and the number of impressions of each advertisement. This system assists the Company in estimating the number of expected impressions of specific advertisement options marketed by the Company or otherwise sought by advertisers. As the Company's advertising volume increases, the Company believes that it may be required to significantly improve its internally developed advertising management system or to implement an advertising management system from a third party vendor. The Company is in the process of evaluating such a system from NetGravity, but has not yet determined whether this outsourced solution will be implemented. To the extent that the Company encounters material difficulties in bringing, or is unable to bring, this new system online, the Company will need to acquire an alternative solution from a third party vendor or devote sufficient resources to enhance its internally developed current system. Any extended failure of, or material difficulties encountered in connection with, the Company's advertising management system may expose the Company to "make good" obligations with its advertising customers, which, by displacing advertising revenue among other consequences, would reduce revenue and would have a material adverse effect on the Company's business, results of operations, financial condition and prospects.

  In April 1996, the Company licensed certain software technology from Aptex which the Company used to develop its Ultramatch technology, which was released in 1997. Ultramatch is an advertising and audience management system which utilizes real-time behavioral tracking technology to optimize the matching of advertisements with the appropriate audience. The Company believes that Ultramatch provides technological improvements to the Company's advertising and audience management systems. The Aptex technology underlying Ultramatch has been licensed to the Company for an initial five-year term beginning in October 1996. In consideration for giving up any exclusive rights to the Aptex technology during the five-year term of the license, the Company will receive a portion of any Aptex revenue generated from other advertising licenses.

COMPETITION

  The market for Internet and intranet products and services is highly competitive, and the Company expects that competition will continue to intensify. The market for Internet and intranet search and navigational services has only recently begun to develop, and the Company cannot predict with any certainty how competition will affect the Company, its competitors or its customers. There can be no assurance that the Company will be able to compete successfully or that the competitive pressures faced by the Company, including those listed below, will not have a material adverse effect on the Company's business, results of operations, financial condition and prospects. The Company believes it faces numerous competitive risks, including the following:

  Consolidation of products offered by Web browsers and other Internet points of entry. A number of companies offering Internet products and services, including direct competitors of the Company, recently have begun to integrate multiple features within the products and services they offer to consumers. Integration of

Internet products and services is occurring through development of competing products and through acquisitions of, or entering into joint ventures and/or licensing arrangements involving, competitors of the Company. For example, the Web browsers offered by Netscape and Microsoft, which are the two most widely-used browsers and substantial sources of traffic for the Company, may incorporate and promote information search and retrieval capabilities in future releases or upgrades that could make it more difficult for Internet viewers to find and use the Company's products and services. Microsoft recently licensed products and services from Inktomi, a direct competitor of the Company, and has announced that it will feature and promote Inktomi services in the Microsoft Network and other Microsoft online properties. The Company expects that such search services may be tightly integrated into the Microsoft operating system, the Internet Explorer browser and other software applications, and that Microsoft will promote such services within the Microsoft Network or through other Microsoft-affiliated end-user services such as MSNBC or WebTV Networks, Inc. ("WebTV"). The Company's agreement with Netscape to be one of four non-exclusive premier providers of navigational services expires on April 30, 1998, and there can be no assurance that the Company will be successful in renewing this agreement on terms advantageous to the Company, if at all. See "Risk Factors--Relationship With Netscape." In addition, entities that sponsor or maintain high-traffic Web sites or that provide an initial point of entry for Internet viewers, such as the Regional Bell Operating Companies ("RBOCs") or Internet Service Providers ("ISPs") such as Microsoft and America Online, Inc. ("AOL"), currently offer and can be expected to consider further development, acquisition or licensing of Internet search and navigation functions competitive with those offered by the Company, or could take actions that make it more difficult for viewers to find and use the Company's products and services. For example, AOL is currently a significant shareholder of Excite and offers Excite's WebCrawler and NetFind as the exclusive Internet search and retrieval services for use by AOL's subscribers. Continued or increased competition from such consolidations, integration and strategic relationships involving competitors of the Company could have a material adverse effect on the Company's business, results of operations, financial condition and prospects.

  Competition from existing search and navigational competitors. Many companies currently offer directly competitive products or services addressing Web search and navigation, including Digital Equipment Corporation (Alta Vista) ("DEC/AltaVista"), Excite Inc. ("Excite"), Hot Wired Ventures LLC ("HotBot"), Inktomi Corporation ("Inktomi"), Lycos Inc. ("Lycos"), CNET and Yahoo! Inc. ("Yahoo!"). In addition, the Company's Ultraseek Server product competes directly with intranet products and services offered by companies such as DEC/AltaVista, Lycos, Open Text Corporation (Open Text Index) ("Open Text") and Verity, Inc. ("Verity"). The Web browsers currently offered by Netscape and Microsoft, which are the two most widely-used browsers, incorporate prominent search buttons and similar features, such as features based on "push" technologies, that direct search traffic to competing services, including those that may be developed or licensed by Microsoft or Netscape in enhancements or later versions of these or other products. Many of the Company's existing competitors, as well as a number of potential new competitors, have significantly greater financial, technical, marketing and distribution resources than the Company.

  Competition from Internet and other advertising media. The Company also competes with online services, other Web site operators and advertising networks, as well as traditional media such as television, radio and print for a share of advertisers' total advertising budgets. Additionally, a large number of Web sites and online services (including, among others, the Microsoft Network, MSNBC, AOL and other Web navigation companies such as Excite, Lycos and Yahoo!) offer informational and community features, such as news, stock quotes, sports coverage, yellow pages and e-mail listings, weather news, chat services and bulletin board listings that are competitive with the services currently offered or proposed to be offered by the Company. Moreover, the Company believes that the number of companies selling Web-based advertising and the available inventory of advertising space have recently increased substantially. Accordingly, the Company may face increased pricing pressure for the sale of advertisements and reductions in the Company's advertising revenues.

  Low barriers to entry for new search and navigational companies. The Company believes that the costs associated with developing technologies, products and services that compete with those offered by the Company are relatively low. As a result, as the market for Internet and intranet search and navigational products develops, other companies may be expected to offer similar products and services and directly and indirectly compete with the Company for advertising revenues.

  See "Risk Factors--Intense Competition."

RESEARCH AND DEVELOPMENT

  During 1997 and 1996, the Company spent approximately $7,327,000 and $4,550,000, respectively, on research and development activities. As of December 31, 1997, the Company had a research and development staff of 45 full-time employees, all located at the Company's headquarters in Sunnyvale, California.

  The Company continues to evolve its Ultraseek search engine technology, which has been designed to significantly improve retrieval and Web page indexing capabilities with features such as distributed search and natural language handling. The distributed searching capability is based on a patent held by the Company and allows integration of results among both logically and geographically distributed Web indexes. The Company has also licensed certain software technologies from InXight, which the Company uses for the linguistic analysis of Web pages and search terms. This technology has been licensed to the Company for a five-year contract, which began on March 31, 1996. Infoseek has licensed certain technology from Aptex which augments the development of the Company's Web directory by providing an automation capability. The Company continues to differentiate its service by providing additional contextual information to the user in addition to just the Web results for a query. In addition to these technologies and services under development, many of the Company's new products and product enhancements have been only recently introduced and it is not yet clear that such products will achieve significant market acceptance. See "Risk Factors--Technological Change and New Products and Services."

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

  The Company's success depends significantly upon its proprietary technology. The Company currently relies on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company seeks to protect its software, documentation and other written materials under trade secret, patent and copyright laws, which afford only limited protection. The Company holds one patent and currently has 12 United States patent applications pending and five foreign patent applications pending. There can be no assurance that the pending applications will be approved, or that if issued, such patents will not be challenged, and if such challenges are brought, that such patents will not be invalidated. There can be no assurance that the Company will develop proprietary products or technologies that are patentable, that any issued patent will provide the Company with any competitive advantages or will not be challenged by third parties, or that the patents of others will not have a material adverse effect on the Company's ability to do business. The Company has registered and applied for registration for certain service marks and trademarks, and will continue to evaluate the registration of additional service marks and trademarks, as appropriate. The Company generally enters into confidentiality agreements with its employees and with its consultants and customers. Litigation may be necessary to protect the Company's proprietary technology. Any such litigation may be time-consuming and costly. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or services or to obtain and use information that the Company regards as proprietary. In addition, the laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology or duplicate the Company's products or design around patents issued to the Company or other intellectual property rights of the Company.

  There have been substantial amounts of litigation in the computer industry regarding intellectual property rights. There can be no assurance that third parties will not in the future claim infringement by the Company with respect to current or future products, trademarks or other proprietary rights, that the Company will counterclaim against any such parties in such actions or that if the Company makes claims against third parties with respect thereto, that any such party will not counterclaim against the Company in such actions. Any such claims or counterclaims could be time-consuming, result in costly litigation, cause product release delays, require the Company to redesign its products or require the Company to enter into royalty or licensing agreements, any of which could have a material adverse effect upon the Company's business, results of operations, financial condition and prospects. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all. See "Risk Factors-- Intellectual Property and Proprietary Rights."

EMPLOYEES

  As of December 31, 1997, the Company had 171 full-time employees, including 45 in research and development, 76 in sales and marketing and 50 in finance and administration. The Company's future performance depends in significant part upon the continued service of Harry M. Motro, the Company President and Chief Executive Officer and Steven T. Kirsch, a founder and the Chairman of the Board of the Company, as well as its other key technical and senior management personnel, none of whom is bound by an employment agreement. The Company provides incentives such as salary, benefits and option grants (which are typically subject to vesting over four years) to attract and retain qualified employees.

LEGAL PROCEEDINGS

  As of the date hereof, there is no material litigation pending against the Company. From time to time, the Company may be a party to litigation and claims incident to the ordinary course of its business. Although the results of litigation and claims cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse effect on the Company's business, results of operations, financial condition or prospects.

                                  RISK FACTORS

  In evaluating the Company's business, investors should carefully consider the following risk factors in addition to the other information set forth herein or incorporated herein by reference.

  LIMITED OPERATING HISTORY; HISTORICAL LOSSES; ANTICIPATION OF CONTINUED LOSSES. The Company's limited operating history makes it difficult to manage operations and predict future operating results. The Company has incurred significant net losses since inception and expects to continue to incur significant losses on a quarterly and annual basis in 1998 and may do so in subsequent fiscal periods. As of December 31, 1997, the Company had an accumulated deficit of $45,394,000. The Company and its prospects must be considered in light of the risks, costs and difficulties frequently encountered by companies in their early stage of development, particularly companies in the new and rapidly evolving Internet market. There can be no assurance that the Company will be able to address any of these challenges. Although the Company has experienced significant revenue growth in 1997, there can be no assurance that this growth rate will be sustained or that revenues will continue to grow or that the Company will achieve profitability. In 1997, the Company significantly increased its operating expenses as a result of a substantial increase in its sales and marketing efforts, development of new distribution channels, expansion of its customer support capabilities and to fund greater levels of research and development. Further increases in operating expenses are planned during fiscal 1998. To the extent that any such expenses are not timely followed by increased revenues, the Company's business, results of operations, financial condition and prospects would be materially adversely affected.

  RELATIONSHIP WITH NETSCAPE. Since March 1995, the Company has been a featured provider of navigational services on the Web page of Netscape. In 1996 and 1997, approximately 65% and 36%, respectively, of all page views served on the Infoseek Service came from traffic attributable to the Netscape Web page. The current agreement with Netscape provides for the Company to pay an aggregate of $12,500,000 in cash and reciprocal advertising ($10,000,000 in cash and $2,500,000 in reciprocal advertising) to be one of four non-exclusive premier providers of navigational services (along with Excite, Lycos and Yahoo! and expires on April 30, 1998. Although the Company is currently in discussions with Netscape about renewing the agreement, there can be no assurance that Netscape will be willing to renew the agreement with the Company on commercially equivalent terms or on other terms that may be satisfactory to the Company, if at all. Were Netscape not to renew the agreement on commercially equivalent terms, such decision could be based on changes in Netscape's strategies, business or other factors that are beyond the control of the Company. Moreover, the Company is aware that Netscape has from time to time considered decreasing the number of non- exclusive premier providers of navigational services. The failure to renew the Netscape agreement would result, at least in the short term, in a material reduction in traffic to the Infoseek Web site. This could, in turn, result in advertisers on the Company's Web sites, including channel sponsors and partners, terminating their contracts with the Company as such contracts are typically of short duration and terminable on relatively short notice, or reducing the number of impressions purchased. Furthermore, the Company's contracts with advertisers and sponsors generally guarantee a minimum number of page views, and a failure to achieve the minimum page views could result in a reduction in payments to the Company or compel the Company to provide "make good" impressions if such minimums are not met. If the Company is unable to develop viable alternative distribution channels to Netscape or is otherwise unable to offset a reduction in traffic, advertising revenues would be substantially adversely affected, resulting in the Company's business, results of operations, financial condition and prospects being materially and adversely affected.

  POTENTIAL FLUCTUATIONS IN FUTURE RESULTS. As a result of the Company's limited operating history as well as the recent emergence of both the Internet and intranet markets addressed by the Company, the Company has neither internal nor industry-based historical financial data for any significant period of time upon which to project revenues or base planned operating expenses. The Company expects that its results of operations may also fluctuate significantly in the future as a result of a variety of factors, including: the continued rate of growth, usage and acceptance of the Internet and intranets as information media; the rate of acceptance of the Internet as an advertising medium and a channel of commerce; demand for the Company's products and services; the advertising budgeting cycles of individual advertisers; the introduction and acceptance of new, enhanced or alternative products or services by the Company or by its competitors; the Company's ability to anticipate and effectively adapt to a developing market and to rapidly changing technologies; the Company's ability to attract, retain and motivate qualified personnel; initiation, implementation, renewal or expiration of significant contracts with Bell Atlantic, Borders Group, Inc. ("Borders OnLine"), Microsoft, Netscape and others; pricing changes by the Company or its competitors; specific economic conditions in the Internet and intranet markets; general economic conditions; and other factors. Substantially all of the Company's revenues have been generated from the sale of advertising, and the Company expects to continue to derive substantially all of its revenues from selling advertising and related products for the foreseeable future. Moreover, most of the Company's contracts with advertising customers have terms of three months or less. Advertising revenues are tightly related to the amount of traffic on the Company's Web site, which is inherently unpredictable. Accordingly, future sales and operating results are difficult to forecast. The Company's expense levels are based, in part, on its expectations as to future revenues and, to a significant extent, are not expected to decrease, at least in the short term. The Company may not be able to adjust spending in a timely manner to compensate for any future revenue shortfall. Accordingly, any significant shortfall in relation to the Company's expectations would have an immediate material adverse impact on the Company's business, results of operations, financial condition and prospects.

  In addition, the Company may elect from time to time to make certain pricing, service or marketing decisions or acquisitions that could have a short-term material adverse effect on the Company's business, results of operations, financial condition and prospects and which may not generate the long-term benefits intended. From time to time, the Company has entered into and may continue to enter into strategic relationships with companies for cross service advertising, such as the Company's relationships with Bell Atlantic and United Parcel Service of America, Inc. ("UPS"). The Company's revenues have in the past been, and may in the future continue to be, partially dependent on its relationship with its strategic partners. Such strategic relationships have and may continue to include substantial one-time or up front payments from the Company's partners. Accordingly, the Company believes that its quarterly revenues are likely to vary significantly in the future, that period-to-period comparisons are not necessarily meaningful and that such comparisons should not necessarily be relied upon as an indication of the Company's future performance. Due to the foregoing factors, it is likely that in future periods, the Company's operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

  DEVELOPING MARKET; UNPROVEN ACCEPTANCE OF INTERNET ADVERTISING AND OF THE COMPANY'S PRODUCTS AND SERVICES. The Company's future success is highly dependent upon the increased use of the Internet and intranets for information publication, distribution and commerce. The market for the Company's products and services has only recently begun to develop, is rapidly evolving and is characterized by an increasing number of market entrants with products and services for use on the Internet and intranets. In particular, because the Company expects to derive substantially all of its revenues in the foreseeable future from sales of Internet advertising, the future success of the Company is highly dependent on the development of the Internet as an advertising medium. If the market fails to continue to develop, develops more slowly than expected or becomes saturated with competitors, or if the Company's products and services do not achieve or sustain acceptance by Internet users or advertisers, the Company's business, results of operations, financial condition and prospects would be materially adversely affected.

  RISKS ASSOCIATED WITH BRAND DEVELOPMENT. The Company believes that establishing and maintaining the Infoseek brand is a critical aspect of its efforts to attract and expand its audience and that the importance of brand recognition will increase due to the growing number of Internet sites and the relatively low barriers to entry. Promotion and enhancement of the Infoseek brand will depend largely on the Company's success in providing high-quality products and services and in designing and implementing effective media promotions, which success cannot be assured. In order to attract and retain Internet users and to promote and maintain the Infoseek brand in response to competitive pressures, the Company believes it is necessary to increase substantially its financial commitment to creating and maintaining a distinct brand loyalty among consumers. If the Company is unable to provide high-quality products and services, design and implement effective media promotions or otherwise fails to promote and maintain its brand, or if the Company incurs excessive expenses in an attempt to improve its products and services or promote and maintain its brand, the Company's business, results of operations, financial condition and prospects would be materially and adversely affected.

  INTENSE COMPETITION. The market for Internet and intranet products and services is highly competitive, and the Company expects that competition will continue to intensify. The market for Internet and intranet search and navigational services has only recently begun to develop, and the Company cannot predict with any certainty how competition will affect the Company, its competitors or its customers. There can be no assurance that the Company will be able to compete successfully or that the competitive pressures faced by the Company, including those listed below, will not have a material adverse effect on the Company's business, results of operations, financial condition and prospects. The Company believes it faces numerous competitive risks, including the following:

  Consolidation of products offered by Web browsers and other Internet points of entry. A number of companies offering Internet products and services, including direct competitors of the Company, recently have begun to integrate multiple features within the products and services they offer to consumers. Integration of Internet products and services is occurring through development of competing products and through acquisitions of, or entering into joint ventures and/or licensing arrangements involving, competitors of the Company. For example, the Web browsers offered by Netscape and Microsoft, which are the two most widely-used browsers and substantial sources of traffic for the Company, may incorporate and promote information search and retrieval capabilities in future releases or upgrades that could make it more difficult for Internet viewers to find and use the Company's products and services. Microsoft recently licensed products and services from Inktomi Corporation ("Inktomi"), a direct competitor of the Company, and has announced that it will feature and promote Inktomi services in the Microsoft Network and other Microsoft online properties. The Company expects that such search services may be tightly integrated into the Microsoft operating system, the Internet Explorer browser and other software applications, and that Microsoft will promote such services within the Microsoft Network or through other Microsoft-affiliated end-user services such as MSNBC or WebTV. The Company's agreement with Netscape to be one of four non-exclusive premier providers of navigational services expires on April 30, 1998, and there can be no assurance that the Company will be successful in renewing this agreement on terms advantageous to the Company, if at all. See "--Relationship With Netscape." In addition, entities that sponsor or maintain high-traffic Web sites or that provide an initial point of entry for Internet viewers, such as the RBOCs or ISPs such as Microsoft and AOL, currently offer and can be expected to consider further development, acquisition or licensing of Internet search and navigation functions competitive with those offered by the Company, or could take actions that make it more difficult for viewers to find and use the Company's products and services. For example, AOL is currently a significant shareholder of Excite and offers Excite's WebCrawler and NetFind as the exclusive Internet search and retrieval services for use by AOL's subscribers. Continued or increased competition from such consolidations, integration and strategic relationships involving competitors of the Company could have a material adverse effect on the Company's business, results of operations, financial condition and prospects.

  Competition from existing search and navigational competitors. Many companies currently offer directly competitive products or services addressing Web search and navigation, including DEC/AltaVista, Excite, HotBot, Inktomi, Lycos, CNET and Yahoo! In addition, the Company's Ultraseek Server product competes directly with intranet products and services offered by companies such as DEC/AltaVista, Lycos, Open Text and Verity. The Web browsers currently offered by Netscape and Microsoft, which are the two most widely-used browsers, incorporate prominent search buttons and similar features, such as features based on "push" technologies, that direct search traffic to competing services, including those that may be developed or licensed by Microsoft or Netscape in enhancements or later versions of these or other products. Many of the Company's existing competitors, as well as a number of potential new competitors, have significantly greater financial, technical, marketing and distribution resources than the Company.

  Competition from Internet and other advertising media. The Company also competes with online services, other Web site operators and advertising networks, as well as traditional media such as television, radio and print for a share of advertisers' total advertising budgets. Additionally, a large number of Web sites and online services (including, among others, the Microsoft Network, MSNBC, AOL and other Web navigation companies such as Excite, Lycos and Yahoo!) offer informational and community features, such as news, stock quotes, sports coverage, yellow pages and e-mail listings, weather news, chat services and bulletin board listings that are competitive with the services currently offered or proposed to be offered by the Company. Moreover, the Company believes that the number of companies selling Web-based advertising and the available inventory of advertising space have recently increased substantially. Accordingly, the Company may face increased pricing pressure for the sale of advertisements and reductions in the Company's advertising revenues.

  Low barriers to entry for new search and navigational companies. The Company believes that the costs associated with developing technologies, products and services that compete with those offered by the Company are relatively low. As a result, as the market for Internet and intranet search and navigational products develops, other companies may be expected to offer similar products and services and directly and indirectly compete with the Company for advertising revenues.

  RELIANCE ON ADVERTISING REVENUES. The Company has derived a substantial majority of its revenues to date from the sale of advertisements and expects to continue its dependence on advertising and related products, including channel sponsorships and, to a lesser extent, the sale of the Ultramatch advertising management system and the Ultraseek Server intranet product. The Company's current business model of generating revenues through the sale of advertising on the Internet, which is highly dependent on the amount of traffic on the Company's Web site, is relatively unproven. The Internet as an advertising medium has not been available for a sufficient period of time to gauge its effectiveness as compared with traditional advertising media. In addition, most of the Company's current advertising customers have limited or no experience using the Internet as an advertising medium, have not devoted a significant portion of their advertising expenditures to such advertising and may not find such advertising to be effective for promoting their products and services relative to advertising in traditional media. There can be no assurance that current advertisers will continue to purchase advertising space and services from the Company or that sufficient impressions will be achieved or available, or that the Company will be able to successfully attract additional advertisers. Furthermore, with the rapid growth of available inventory on the Internet and the intense competition among sellers of advertising space, it is difficult to project future levels of advertising revenues and pricing models that will be adopted by the industry or individual companies. In addition, the ability to quickly develop new business models which will generate additional revenue sources may be vital for the Company to remain competitive in its marketplace. Accordingly, there can be no assurance that the Company will be successful in generating significant future advertising revenues or other source of revenues; failure to do so could have a material adverse effect on the Company's business, results of operations, financial condition and prospects.

  TECHNOLOGICAL CHANGE AND NEW PRODUCTS AND SERVICES. The market for Internet products and services is characterized by rapid technological change, changing customer needs, frequent new product introductions and evolving industry standards. These market characteristics are exacerbated by the emerging nature of this market and the fact that many companies are expected to introduce new Internet products and services in the near future. The Company's future success will depend on its ability to continually and, on a timely basis, introduce new products, services and technologies and to continue to improve the performance, features and reliability of the Company's products and services in response to both evolving demands of the marketplace and competitive product offerings.

  In the fourth quarter of 1997, the Company released a new version of its service which currently features 15 "channels," designed to bring together topical information, services, products and communities on the Web. The new service provides additional opportunities for revenue from the sale of channel sponsorships as well as provides an opportunity for the Company to share in a portion of the revenue facilitated by its viewers with these channel sponsors. Continued market acceptance of this new version and successful conclusion of sponsorship arrangements are integral to the Company's competitiveness and viability. Most of the Company's additional channel sponsorship and partnership arrangements are dependent on an increasing level of viewer traffic. If the Company is unable to renew its relationship with Netscape, or if viewer traffic is otherwise materially adversely affected, the Company may be unable to retain its channel sponsorship and partnership arrangements. In addition, there can be no assurance that this new sponsorship service or any other new or proposed product or service will attain market acceptance, experience technological sustainability or be free of errors that require significant design modifications or that the business model to generate revenues will be successful. Failure of the Company to successfully design, develop, test, market and introduce other new and enhanced technologies and services, or any enhancements of the Company's current search technology, or the failure of the Company's recently introduced products and services to achieve market acceptance could have a material adverse effect upon the Company's business, results of operations, financial condition and prospects. Due to rapid technological change, changing customer needs, frequent new product and service introductions and evolving industry standards, timeliness of introduction of these new products and services is critical. Delays in the introduction of new products and services may result in customer dissatisfaction and may delay or cause a loss of advertising revenue. There can be no assurance that the Company will be successful in developing new products or services or improving existing products and services that respond to technological changes or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of new or improved products and services, or that its new products and services will adequately meet the requirements of the marketplace and achieve market acceptance. If the Company is unable to develop and introduce new or improved products or services in a timely manner in response to changing market conditions or customer requirements, the Company's business, results of operations, financial condition and prospects could be materially adversely affected.

  MANAGEMENT OF GROWTH. The Company has recently experienced and may continue to experience rapid growth, which has placed, and could continue to place, a significant strain on the Company's limited personnel and other resources. Competition for engineering, sales and marketing personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel or that the Company will be able to manage such growth effectively. To succeed, the Company will need to continue to implement and improve its operational, financial and management information systems and to hire, train, motivate and manage its employees. In particular, the Company has experienced difficulty in hiring and retaining the personnel necessary to support the growth of the Company's business. The failure of the Company to successfully manage any of these issues would have a material adverse effect on the Company's business, results of operations, financial condition and prospects. The Company's ability to manage its growth will require a significant investment in and upgrade to its existing internal management information systems to support increased accounting and other management related functions, and a new advertising inventory management analysis system to provide enhanced internal reporting and customer feedback on advertising. These system upgrades and replacements will impact almost all phases of the Company's operations (i.e. planning, advertising implementation and management, finance and accounting). These systems are currently scheduled to become operational by the second half of 1998. There can be no assurance that the Company will not experience problems, delays or unanticipated additional costs in implementing these systems or in the use of its existing system that could have a material adverse effect on the Company's business, results of operations, financial condition and prospects, particularly in the period or periods in which these systems are brought online.

  ACQUISITION STRATEGY. The Company believes that, although it currently has no specific plans to do so, it may be necessary to enter into joint ventures or other strategic relationships or make acquisitions of complementary products, technologies or businesses in order to remain competitive. The failure of the Company to execute such a strategy may lead to decreased market share, viewer traffic or brand loyalty, which may have a material adverse effect on the Company's business, results of operations, financial condition and prospects. In addition, acquisition transactions are accompanied by a number of risks, including, among other things, the difficulty of integrating the operations and personnel of the acquired companies, the potential disruption of the Company's ongoing business, the inability of management to maximize the financial and strategic position of the Company through the successful incorporation of acquired technology or content and rights into the Company's products and media properties, expenses associated with the transactions, additional expenses associated with amortization of acquired intangible assets, the maintenance of uniform standards, controls, procedures and policies, the impairment of relationships with employees and customers as a result of any integration of new management personnel, and the potential unknown liabilities associated with acquired businesses. There can be no assurance that the Company would be successful in overcoming these risks or any other problems encountered in connection with such acquisitions.

  CAPACITY CONSTRAINTS AND SYSTEM FAILURE; ADVERTISING MANAGEMENT SYSTEM. A key element of the Company's strategy is to generate a high volume of traffic to its products and services. Accordingly, the performance of the Company's products and services is critical to the Company's reputation, its ability to attract advertisers to the Company's Web sites and market acceptance of these products and services. Any system failure that causes interruptions or that increases response time of the Company's products and services would result in less traffic to the Company's Web sites and, if sustained or repeated, would reduce the attractiveness of the Company's products and services to advertisers and customers. In addition, an increase in the volume of searches conducted through the Company's products and services could strain the capacity of the software, hardware or telecommunications lines deployed by the Company, which could lead to slower response time or system failures. If traffic to the Company's Web site continues to increase, there can be no assurance that the Company's products, services and systems will be able to scale appropriately. The Company is also dependent upon Web browser companies and Internet and online service providers for access to its products and services, and viewers have experienced and may in the future experience difficulties due to system or software failures or incompatibilities not within the Company's control. The Company is also dependent on hardware suppliers for prompt delivery, installation and service of servers and other equipment and services used to provide its products and services. Any disruption in the Internet access and service provided by the Company or its service providers could have a material adverse effect upon the Company's business, results of operations, financial condition and prospects.

  The process of managing advertising within large, high traffic Web sites such as the Company's is an increasingly important and complex task. The Company is in the process of evaluating the conversion from an internally developed advertising inventory management analysis system to provide enhanced internal reporting and customer feedback on advertising to a system being developed by NetGravity. The Company currently anticipates that this new advertising management system will be installed and become operational in the second half of 1998. To the extent that the Company encounters material difficulties in bringing, or is unable to bring, this new system online, the Company will need to acquire an alternative solution from a third party vendor or devote sufficient resources to enhance its current internally developed system. Any extended failure of, or material difficulties encountered in connection with, the Company's advertising management system may expose the Company to "make good" obligations with its advertising customers, which, by displacing advertising inventory among other consequences, would reduce revenue and would have a material adverse effect on the Company's business, results of operations, financial condition and prospects.

  In addition, the Company's operation depends upon its ability to maintain and protect its computer systems, all of which are located at the Company's principal offices in Sunnyvale, California. This system is vulnerable to damage from fire, floods, earthquakes, power loss, telecommunications failures, break-ins and similar events. The Company does not currently have a disaster recovery plan in effect and does not have redundant systems for its service at an alternate site. Despite the implementation of network security measures by the Company, its servers are also vulnerable to computer viruses, break-ins and similar disruptive problems. Computer viruses, break-ins or other problems caused by third parties could lead to interruptions, delays in or temporary cessation of service to users of the Company's products and services. The occurrence of any of these events would have a material adverse effect on the Company's business, results of operations, financial condition and prospects.

  FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FINANCING. The Company currently anticipates that its cash, cash equivalents, short-term investments, available funds under its equipment term loan facility and cash flows generated from advertising revenues, will be sufficient to meet its anticipated needs for working capital and other cash requirements through at least December 31, 1998. Thereafter, the Company may need to raise additional funds. The Company may need to raise additional funds sooner, however, in order to fund more rapid expansion, to develop new or enhance existing services or products, to respond to competitive pressures or to acquire complementary products, businesses or technologies. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of the shareholders of the Company will be reduced, shareholders may experience additional dilution and such securities may have rights, preferences or privileges senior to those of the holders of the Company's Common Stock. There can be no assurance that additional financing will be available on terms favorable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, the Company's ability to fund its expansion, take advantage of unanticipated acquisition opportunities, develop or enhance services or products or respond to competitive pressures would be significantly limited. Such limitation could have a material adverse effect on the Company's business, results of operations, financial condition and prospects. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

  RISKS ASSOCIATED WITH INTERNATIONAL EXPANSION. As part of its business strategy, the Company has begun to seek additional opportunities to expand its products and services into international markets. The Company believes that such expansion is important to the Company's ability to continue to grow and to market its products and services. In marketing its products and services internationally, however, the Company faces new competitors. In addition, the Company's success in entering international markets is dependent upon the Company's ability to create localized versions of its products and services. There can be no assurance that the Company will be successful in creating localized versions of its products and services or marketing or distributing its products abroad or that, if the Company is successful, its international revenues will be adequate to offset the expense of establishing and maintaining international operations. To date, the Company has limited experience in marketing and distributing its products and services internationally. In addition to the uncertainty as to the Company's ability to establish an international presence, there are certain difficulties and risks inherent in doing business on an international level, such as compliance with regulatory requirements and changes in these requirements, export restrictions, export controls relating to technology, tariffs and other trade barriers, protection of intellectual property rights, difficulties in staffing and managing international operations, longer payment cycles, problems in collecting accounts receivable, political instability, fluctuations in currency exchange rates and potentially adverse tax consequences. There can be no assurance that one or more of such factors would not have a material adverse effect on any international operations established by the Company and, consequently, on the Company's business, results of operations, financial condition and prospects.

  DEPENDENCE ON KEY PERSONNEL; NEW MEMBERS OF THE EXECUTIVE MANAGEMENT
TEAM. The Company has recently experienced significant changes to its executive management team. Those who have recently joined the executive management team include Harry Motro, President and Chief Executive Officer; Beth Haggerty, Vice President of Worldwide Sales; Barak Berkowitz, Vice President of Marketing; and Leslie Wright, Vice President Finance and Chief Financial Officer. There can be no assurance that the new members of the Company's management team will work effectively together with the rest of the Company's executive management. In addition, the Company has recently hired, and plans to continue to hire, a number of engineers to design and implement improvements to the integration of content with its search engine technology, which the Company believes will be a significant factor in its future ability to compete favorably with other navigational guides. The Company's future performance depends in significant part upon the contributions of its senior management personnel, including its Chairman Steven Kirsch, who is integrally involved in the Company's research and development efforts. Although the Company provides incentives such as salary, benefits and option grants (which are typically subject to vesting over four years) to attract and retain qualified employees, the loss of services of any of the Company's officers or other key employees would have a material adverse effect on the Company's business, results of operations, financial condition and prospects.

  VOLATILITY OF STOCK PRICE. The price of the Company's Common Stock has been and may continue to be subject to wide fluctuations in response to a number of events and factors such as quarterly variations in results of operations, announcements of new technological innovations or new products and media properties by the Company or its competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to the Company, and news relating to trends in the Company's markets. In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of the Company's Common Stock, regardless of the Company's operating performance.

  INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS. The Company's success depends significantly upon its proprietary technology. The Company currently relies on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company seeks to protect its software, documentation and other written materials under trade secret, patent and copyright laws, which afford only limited protection. The Company holds one patent and currently has 12 United States patent applications pending and five foreign patent applications pending. There can be no assurance that the pending applications will be approved, or that if issued, such patents will not be challenged, and if such challenges are brought, that such patents will not be invalidated. There can be no assurance that the Company will develop proprietary products or technologies that are patentable, that any issued patent will provide the Company with any competitive advantages or will not be challenged by third parties, or that the patents of others will not have a material adverse effect on the Company's ability to do business. The Company has registered and applied for registration for certain service marks and trademarks, and will continue to evaluate the registration of additional service marks and trademarks, as appropriate. The Company generally enters into confidentiality agreements with its employees and with its consultants and customers. Litigation may be necessary to protect the Company's proprietary technology. Any such litigation may be time-consuming and costly. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or services or to obtain and use information that the Company regards as proprietary. In addition, the laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology or duplicate the Company's products or design around patents issued to the Company or other intellectual property rights of the Company.

  There have been substantial amounts of litigation in the computer industry regarding intellectual property rights. There can be no assurance that third parties will not in the future claim infringement by the Company with respect to current or future products, trademarks or other proprietary rights, that the Company will counterclaim against any such parties in such actions or that if the Company makes claims against third parties with respect thereto, that any such party will not counterclaim against the Company in such actions. Any such claims or counterclaims could be time-consuming, result in costly litigation, cause product release delays, require the Company to redesign its products or require the Company to enter into royalty or licensing agreements, any of which could have a material adverse effect upon the Company's business, results of operations, financial condition and prospects. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all.

  GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES. The Company is not currently subject to direct regulation by any government agency, other than regulations applicable to businesses, and there are currently few laws or regulations directly applicable to access to or commerce on the Internet. A number of legislative and regulatory proposals are under consideration by federal, state and foreign governmental organizations, and it is possible that a number of laws or regulations may be adopted with respect to the Internet covering issues such as user privacy, pricing and characteristics and quality of products and services. The adoption of any such laws or regulations may decrease the growth of the Internet, which could in turn decrease the demand for the Company's products, increase the Company's cost of doing business, or otherwise have an adverse effect on the Company's business, results of operations, financial condition and prospects. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, copyright, trade secret, libel and personal privacy is uncertain and developing. Any such new legislation or regulation, or application or interpretation of existing laws, could have a material adverse effect on the Company's business, results of operations, financial condition and prospects.

  Because materials may be downloaded by the online or Internet services operated or facilitated by the Company and may be subsequently distributed to others, there is a potential that claims will be made against the Company for defamation, negligence, copyright or trademark infringement, personal injury or other theories based on the nature, content, publication and distribution of such materials. Such claims have been brought, and sometimes successfully pressed, against online service providers in the past. In addition, the Company could be exposed to liability with respect to the selection of listings that may be accessible through content and materials that may appear in chat room, instant messaging or other services offered by the Company. Such claims might include, among others, that by providing hypertext links to Web sites operated by third parties, the Company is liable for copyright or trademark infringement or other wrongful actions by such third parties through such Web sites. It is also possible that if any information provided through the Company's services, such as stock quotes, analyst estimates or other trading information, contains errors, third parties could make claims against the Company for losses incurred in reliance on such information. The Company expects to offer Web-based e-mail services in the near future, which may expose the Company to potential risks, such as liabilities or claims resulting from unsolicited e-mail (spamming), lost or misdirected messages, illegal or fraudulent use of e-mail, harassment or interruptions or delays in e-mail service.

  From time to time, the Company enters into agreements with sponsors, content providers, service providers and merchants under which the Company is entitled to receive a share of revenue from the purchase of goods and services by users of the Company's online properties. Such arrangements may expose the Company to additional legal risks and uncertainties, including (without limitation) potential liabilities to consumers of such products and services. Although the Company carries general liability insurance, the Company's insurance may not cover potential claims of this type or may not be adequate to indemnify the Company for all liability that may be imposed.

  YEAR 2000 COMPLIANCE. The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The "year 2000 problem" is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. Management is in the process of working with its software vendors to assure that the Company is prepared for the year 2000. Management does not anticipate that the Company will incur significant operating expenses or be required to invest heavily in computer systems improvements to be year 2000 compliant. However, significant uncertainty exists concerning the potential costs and effects associated with any year 2000 compliance. The Company is currently implementing an upgrade to its management information system that the Company believes is year 2000 compliant. Any year 2000 compliance problem of either the Company or its viewers, Ultraseek Server customers or advertisers could materially adversely affect the Company's business, results of operations, financial condition and prospects.

ITEM 2. PROPERTIES

  The Company's principal administrative, sales, marketing, and research and development facility is located in approximately 59,000 square feet of space in Sunnyvale, California. This facility is leased pursuant to a lease which expires on November 13, 2002. In addition, the Company has an option for additional space up to a total of 92,000 square feet. This facility houses the Infoseek corporate headquarters and all current corporate operations. In June 1996 the Company signed a lease for office space in another building in New York, New York. The lease for this second facility, which totals approximately 3,376 square feet, expires in May 2001. The Company believes that its existing facilities are adequate for its current needs and that additional space will be available as needed. There can be no assurance that a system failure at the Company's principal location would not adversely affect the performance of the Company's products and services.

ITEM 3. LEGAL PROCEEDINGS

  None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

  The Company has never paid cash dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future. The Company's equipment term loan facility restricts the payment of dividends when borrowings are outstanding.

  The Company's Common Stock has been traded on the Nasdaq National Market under the symbol "SEEK" since June 11, 1996, the date of the Company's initial public offering. The following table sets forth, for the periods indicated, the high and low closing sale prices for the Common Stock as reported by the Nasdaq National Market:

                                                                HIGH      LOW
                                                              -------- ---------
FISCAL YEAR ENDED DECEMBER 31, 1996:
  Second Quarter (from June 11, 1996)........................ $14 1/4  $ 9 1/2
  Third Quarter..............................................   9 5/8    5 3/4
  Fourth Quarter.............................................  10 3/4    7 3/4
FISCAL YEAR ENDED DECEMBER 31, 1997:
  First Quarter.............................................. $10 3/4  $ 6 1/4
  Second Quarter.............................................   8        4 1/2
  Third Quarter..............................................   9 9/32   4 11/16
  Fourth Quarter.............................................  13 3/4    8
FISCAL YEAR ENDING DECEMBER 31, 1998:
  First Quarter (through March 4, 1998)...................... $17 3/4  $ 8 7/16

  On March 4, 1998, the last reported sale price for the common stock on the Nasdaq National Market was $17 21/32 per share. As of March 4, 1998, the Company estimates that there were approximately 218 holders of record and over 4,800 beneficial owners of the Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

  The following selected financial data are derived from the financial statements of Infoseek Corporation which have been audited by Ernst & Young LLP, independent auditors. The data should be read in conjunction with the financial statements, related notes thereto and other financial information included or incorporated by reference herein.

                             PERIOD FROM
                           AUGUST 30, 1993      YEARS ENDED DECEMBER 31,
                           (INCEPTION) TO   ------------------------------------
                          DECEMBER 31, 1993  1994     1995      1996      1997
                          ----------------- -------  -------  --------  --------
                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS
 DATA:
Total revenues..........        $--         $   --   $ 1,032  $ 15,095  $ 34,603
Cost of revenues........         --             --       614     3,194     6,100
                                ----        -------  -------  --------  --------
Gross profit............         --             --       418    11,901    28,503
Operating expenses:
  Research and
   development..........           8          1,063    1,175     4,550     7,327
  Sales and marketing...         --              97    1,488    20,455    33,364
  General and
   administrative.......          19            360    1,148     4,177     6,406
  Restructuring and
   other charges (1)....         --             --       --        --      7,349
                                ----        -------  -------  --------  --------
    Total operating
     expenses...........          27          1,520    3,811    29,182    54,446
                                ----        -------  -------  --------  --------
Operating loss..........         (27)        (1,520)  (3,393)  (17,281)  (25,943)
Interest income
 (expense), net.........         --              10       97     1,343     1,320
                                ----        -------  -------  --------  --------
Net loss................        $(27)       $(1,510) $(3,296) $(15,938) $(24,623)
                                ====        =======  =======  ========  ========
Basic and diluted net
 loss per share (pro
 forma in 1995) (2).....                             $ (0.21) $  (0.72) $  (0.93)
                                                     =======  ========  ========
Shares used in computing
 basic and diluted net
 loss per share.........                              15,535    22,120    26,337

                                                        DECEMBER 31,
                                              ---------------------------------
                                              1993  1994  1995   1996    1997
                                              ----  ---- ------ ------- -------
                                                       (IN THOUSANDS)
BALANCE SHEETS DATA:
Cash, cash equivalents and short-term
 investments................................. $177  $568 $1,626 $46,653 $31,334
Working capital (deficit)....................  (99)  458     93  41,997  19,321
Total assets.................................  318   859  5,123  58,332  51,154
Long-term obligations........................  --    210    838   1,892   4,329
Total shareholders' equity................... $ 27  $520 $2,142 $48,985 $27,268

--------
(1) During the second quarter of 1997, the Company recorded restructuring and other charges of approximately $7,400,000 related to the discontinuance of certain business arrangements that were determined to be non-strategic and to management changes. See Note 5 of Notes to Financial Statements.
(2) The earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share and Staff Accounting Bulletin No. 98, Earnings Per Share. See Notes 1 and 12 of Notes to Financial Statements for an explanation of the method used to determine the number of shares used in computing basic and diluted net loss per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the factors set forth in "Risk Factors" beginning on page 15 of this Annual Report on Form 10-
K. In particular, note the factors entitled "Limited Operating History; Historical Losses; Anticipation of Continued Losses," "Potential Fluctuations in Future Results," "Reliance on Advertising Revenues," "Intense Competition," "Relationship With Netscape," "Capacity Constraints and System Failure; Advertising Management System" and "Technological Change and New Products and Services." The discussion of those factors is incorporated herein by this reference as if said discussion was fully set forth at this point.

OVERVIEW

  Infoseek was formed in August 1993 to develop and provide Internet and World Wide Web search and navigational services. From inception to March 31, 1995, the Company's operations were limited and consisted primarily of start-up activities, including recruiting personnel, raising capital, research and development, and the negotiation and execution of an agreement to license an information retrieval search engine.

  The Company introduced its first products and services in 1995. Through the second quarter of 1997, the Company's strategic focus was on developing its capabilities as an Internet search and navigation service. In response to rapid growth and a change in the Internet search and navigation market, the Company's Board of Directors, in the second quarter of 1997, hired a new Chief Executive Officer, Harry Motro, to evolve the strategic vision of the Company while continuing to leverage the Company's core strength in search and navigation. Mr. Motro and Founder Steven Kirsch recruited a number of new members to the executive management team to execute the Company's strategy of building Infoseek brand awareness; creating a richer viewer experience; maximizing value for the Company's advertisers; providing intranet search products; and enhancing Infoseek's search and navigation service. In June 1997, the Company took a restructuring charge of approximately $7,400,000 related to the discontinuance of certain non-strategic business arrangements and management changes.

  In October 1997, the Company launched an enhanced version of the Infoseek Service, with 15 easy to navigate "channels" that integrate search results with relevant information, services, products and communities on the Web. The new Infoseek Service provides the Company with a platform for creating content and marketing partnerships that enrich the viewer's experience while enabling advertisers, sponsors and partners to more effectively target viewers.

  Since inception, the Company has achieved significant growth in traffic and revenues. The Company's 1997 revenues of approximately $34,600,000 represents a 129% increase as compared to 1996 revenues of approximately $15,100,000. The Company's average daily page views increased 190% in the fourth quarter of 1997 as compared to the fourth quarter of 1996 and averaged 12.5 million for the fourth quarter of 1997. During 1997, 1996 and 1995, the Company derived a substantial majority of its revenues from the sale of advertisements on its Web pages. During these periods, advertising revenues accounted for approximately 94%, 99% and 82%, respectively, of total revenues. Most of the Company's contracts with advertising customers have terms of three months or less, with options to cancel at any time.

  Beginning with the October 1997 launch of the enhanced version of the Infoseek Service, the Company began to sell channel sponsorships to advertisers, sponsors and partners. In the fourth quarter of 1997, the Company entered into eight different sponsor and partnership agreements covering certain topics within five of the Company's 15 channels, including an exclusive relationship with Borders OnLine for the sale of books. The duration of the Company's sponsorship and partnership agreements range from two months to two years and revenues are generally recognized ratably over the term of the agreements, provided that minimum impressions are met, and are included in advertising revenues.

  Beginning in early 1997, the Company began to license its Ultraseek Server product to corporate customers for use on their intranets and public Web sites. Such licensing revenues represented approximately 6% of total revenues for the year.

  The Company's significant growth and limited operating history in a rapidly evolving industry makes it difficult to manage operations and predict future operating results. The Company has incurred significant net losses since inception and expects to continue to incur significant losses on a quarterly and annual basis in 1998 and may do so in subsequent fiscal periods. As of December 31, 1997, the Company had an accumulated deficit of $45,394,000. The Company and its prospects must be considered in light of the risks, costs and difficulties frequently encountered by companies in their early stage of development, particularly companies in the new and rapidly evolving Internet market. There can be no assurance that the Company will be able to address any of these challenges. Although the Company has experienced significant revenue growth in 1997, there can be no assurance that this growth rate will be sustained or that revenues will continue to grow or that the Company will achieve profitability. In 1997, the Company significantly increased its operating expenses as a result of a substantial increase in its sales and marketing operation, development of new distribution channels, broadening of its customer support capabilities and funding of greater levels of research and development. Further increases in operating expenses are planned during fiscal 1998. To the extent that any such expenses are not timely followed by increased revenues, the Company's business, results of operations, financial condition and prospects would be materially adversely affected.

  As a result of the Company's limited operating history as well as the recent emergence of both the Internet and intranet markets addressed by the Company, the Company has neither internal nor industry-based historical financial data for any significant period of time upon which to project revenues or base planned operating expenses. The Company expects that its results of operations may also fluctuate significantly in the future as a result of a variety of factors, including: the continued rate of growth, usage and acceptance of the Internet and intranets as information media; the rate of acceptance of the Internet as an advertising medium and a channel of commerce; demand for the Company's products and services; the advertising budgeting cycles of individual advertisers; the introduction and acceptance of new, enhanced or alternative products or services by the Company or by its competitors; the Company's ability to anticipate and effectively adapt to a developing market and to rapidly changing technologies; the Company's ability to attract, retain and motivate qualified personnel; initiation, implementation, renewal or expiration of significant contracts with Bell Atlantic, Borders OnLine, Microsoft, Netscape and others; pricing changes by the Company or its competitors; specific economic conditions in the Internet and intranet markets; general economic conditions; and other factors. Substantially all of the Company's revenues have been generated from the sale of advertising, and the Company expects to continue to derive substantially all of its revenues from selling advertising and related products for the foreseeable future. Moreover, most of the Company's contracts with advertising customers have terms of three months or less. Advertising revenues are tightly related to the amount of traffic on the Company's Web site, which is inherently unpredictable. Accordingly, future sales and operating results are difficult to forecast. The Company's expense levels are based, in part, on its expectations as to future revenues and, to a significant extent, are not expected to decrease, at least in the short term. The Company may not be able to adjust spending in a timely manner to compensate for any future revenue shortfall. Accordingly, any significant shortfall in relation to the Company's expectations would have an immediate material adverse impact on the Company's business, results of operations, financial condition and prospects.

  In addition, the Company may elect from time to time to make certain pricing, service or marketing decisions or acquisitions that could have a short-term material adverse effect on the Company's business, results of operations, financial condition and prospects and which may not generate the long-term benefits intended. From time to time, the Company has entered into and may continue to enter into strategic relationships with companies for cross service advertising, such as the Company's relationships with Bell Atlantic and UPS. The Company's revenues have in the past been, and may in the future continue to be partially dependent on its relationship with its strategic partners. Such strategic relationships have and may continue to include substantial one-time or up front payments from the Company's partners. Accordingly, the Company believes that its quarterly revenues are likely to vary significantly in the future, that period-to-period comparisons are not necessarily meaningful and that such comparisons should not necessarily be relied upon as an indication of the Company's future performance. Due to the foregoing factors, it is likely that in future periods, the Company's operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected. See "Risk Factors--Limited Operating History; Historical Losses; Anticipation of Continued Losses," "--Potential Fluctuations in Future Results," "-- Relationship With Netscape" and "--Developing Market; Unproven Acceptance of Internet Advertising and of the Company's Products and Services."

RESULTS OF OPERATIONS

 Total Revenue

  For the years ended December 31, 1997, 1996 and 1995 total revenues were $34,603,000, $15,095,000 and $1,032,000, respectively.

  During 1997, 1996 and 1995 the Company derived a substantial majority of its revenues from the sale of advertisements on its Web pages. Advertising revenues in 1997, 1996 and 1995 were $32,462,000, $14,951,000 and $849,000, respectively, representing 94%, 99% and 82% of total revenues in such periods. The growth in advertising revenues since 1995 is attributable to the increased use of the Internet for information publication, distribution and commerce coupled with the development and acceptance of the Internet as an advertising medium and increased viewer traffic on the Infoseek Service. The Company expects to continue to derive a substantial majority of its revenues for the foreseeable future from selling advertising space on its Web sites. Advertising revenues are derived principally from short-term advertising contracts in which the Company guarantees a minimum number of impressions (displays of an advertisement to the viewer) for a fixed fee. Advertising revenues are recognized ratably over the term of the contract during which services are provided and are stated net of customer discounts. To the extent minimum guaranteed impressions are not met, the Company defers recognition of the corresponding revenue until the remaining guaranteed impression levels are achieved. Deferred revenue is comprised of billings in excess of recognized revenue related to advertising contracts.

  Also included in advertising revenues is the exchange by the Company of advertising space on the Company's Web sites for reciprocal advertising space or traffic in other media publications or other Web sites or receipt of applicable goods and services. Revenues from these exchange transactions are recorded as advertising revenues at the estimated fair value of the goods and services received and are recognized when both the Company's advertisements and reciprocal advertisements are run or applicable goods or services are received. Although such revenues have not exceeded 10% of total revenues in any period to date, the Company believes these exchange transactions are of value, particularly in the marketing of the Infoseek brand, and expects to continue to engage in these transactions in the future.

  In late 1997, the Company released a new version of its service which features 15 "channels," designed to bring together topical information, services, products and communities on the Web. The new service provides additional opportunities for revenue from the sale of channel sponsorships and in some circumstances enables the Company to share in a portion of the revenue generated by its viewers with these channel sponsors. Revenue generated by channel sponsors is included in advertising revenues and is recognized on a straight line basis over the terms of the agreements provided that minimum impressions are met.

  In 1997, the balance of total revenues was derived from the licensing of the Ultraseek Server product to businesses for internal use in their intranets, extranets or public sites. Licensing of the Ultraseek Server commenced in early 1997 and represented approximately 6% of total revenues for the year. In 1996 and 1995, the balance of the total revenues were derived from subscription fees for a premium service offered to business and professional viewers, which was discontinued during the third quarter of 1996.

  The Company's current business model is to generate revenues through the sale of advertising on the Internet. There can be no assurance that current advertisers will continue to purchase advertising space and services from the Company or that the Company will be able to successfully attract additional advertisers.

 Cost of Revenues

  For the years ended December 31, 1997, 1996 and 1995, cost of revenues were $6,100,000, $3,194,000 and $614,000, respectively. Cost of revenues consists primarily of expenses associated with the enhancement, maintenance and support of the Company's Web sites, including telecommunications costs and equipment depreciation. Cost of revenues also includes expenses associated with the licensing of certain third-party technologies. Cost of revenues increased in 1997 and 1996 as the Company added additional equipment and personnel to support its Web sites and as royalties due to certain third parties increased. The Company expects its cost of revenues will continue to increase in absolute dollars and possibly as a percentage of revenues as it upgrades equipment and maintenance and support personnel and adds content partners to meet the growing demands for Web services.

 Operating Expenses

  The Company's operating expenses have increased in absolute dollars during 1997, 1996 and 1995 as the Company has transitioned from the product development stage to the marketing of its services and products and expansion of its business. The Company expects operating expenses to continue to increase in dollar amount in the future as the Company continues to expand its business.

  The Company recorded aggregate deferred compensation of $5,666,000 in connection with certain stock options granted through 1997. The amortization of such deferred compensation is being charged to operations over the vesting periods of the options, which are typically four years. For the years ended December 31, 1997, 1996 and 1995, the Company amortized $832,000 and $1,346,000 and $44,000, respectively, related to stock options. At December 31, 1997, unamortized deferred compensation totaled $753,000. The amortization of this deferred compensation will continue to have an adverse effect on the Company's results of operations through 1999. See Note 7 of Notes to Financial Statements set forth at Item 8 of this Annual Report on Form 10-K.

 Research and Development

  For the years ended December 31, 1997, 1996 and 1995 research and development expenses were $7,327,000, $4,550,000 and $1,175,000, respectively. Research and development expenses consist principally of personnel costs, consulting and equipment depreciation. Costs related to research, design and development of products and services have been charged to research and development expense as incurred. See Note 1 of Notes to Financial Statements.

  The increase in research and development expenses for 1997 and 1996 over 1995 was primarily the result of on-going enhancements to the Infoseek Service and the development and implementation of new technology and products. Ultraseek, the Company's core search engine, was released in November 1996 and the Ultramatch technology and channel products, were commercially released during the second and fourth quarter of 1997, respectively. The Company believes that a significant level of product development expenses is required to continue to remain competitive in its industry. Accordingly, the Company anticipates that it will continue to devote substantial resources to product development and that these costs are expected to continue to increase in dollar amount in future periods.

 Sales and Marketing

  For the years ended December 31, 1997, 1996 and 1995 sales and marketing expenses were $33,364,000, $20,455,000 and $1,488,000, respectively. Sales and marketing expenses consist primarily of compensation of sales and marketing personnel, advertising and promotional expenses.

  Sales and marketing expenses for the years ended December 31, 1997 and 1996 included payments made to Netscape pursuant to an arrangement for the listing of the Company's service on the Netscape Web page. The original agreement with Netscape provided for payments of up to an aggregate of $5,000,000 in cash and reciprocal advertising ($3,500,000 in cash and $1,500,000 in reciprocal advertising) over the course of the one-year term of the agreement. The current agreement with Netscape provides for the Company to pay an aggregate of $12,500,000 in cash and reciprocal advertising ($10,000,000 in cash and $2,500,000 in reciprocal advertising) to be one of four non-exclusive premier providers of navigational services (along with Excite, Lycos and Yahoo!) and expires on April 30, 1998. During the years ended December 31, 1997 and 1996, the Company recognized $9,583,000 and $3,750,000, respectively, of expense related to this agreement. The payments to Netscape are being recognized ratably over the term of the agreement. At December 31, 1997, the Company has approximately $7,555,000 of cash commitment remaining in connection with this agreement, which includes $4,221,000 of accrued liabilities to service providers.

  Although the Company is currently in discussions with Netscape about renewing the agreement, there can be no assurance that Netscape will be willing to renew the agreement on commercially equivalent terms or on other terms that may be satisfactory to the Company. The failure to renew the Netscape agreement would result, at least in the short term, in a material reduction in traffic to the Infoseek Web site. This could, in turn, result in advertisers on the Company's Web sites, including channel sponsors, terminating their contracts with the Company as such contracts are typically of short duration and terminable on relatively short notice, reducing the number of impressions purchased. Furthermore, the Company's contracts with advertisers generally guarantee a minimum number of page views, and a failure to achieve the minimum page views could result in a reduction in payments to the Company or compel the Company to provide "make good" impressions if such minimums are not met. If the Company is unable to develop viable alternative distribution channels to Netscape or is otherwise unable to offset a reduction in traffic, advertising revenues would be substantially adversely affected, resulting in the Company's business, results of operations, financial condition and prospects being materially and adversely affected. See "Risk Factors--Relationship With Netscape."

  In addition, in July 1997, the Company entered into an agreement with Netscape whereby it was designated as a premier provider of international search and navigational guide services for the Netscape Net Search Program, for 10 Netscape local Web sites. The Company's agreement with Netscape provides for payments of up to a maximum aggregate of $1,219,000 in cash and reciprocal advertising over the one-year term of the agreement. During the year ended December 31, 1997, Netscape delivered at the minimum exposure level and the Company as a result recognized sales and marketing expenses of approximately $333,000 under this agreement as a component of sales and marketing expense. See Note 4 of Notes to Financial Statements.

  In addition, the increase in sales and marketing expenses for the year ended 1997 and 1996 was also the result of hiring additional sales and marketing personnel and an increase in promotional and advertising activity including advertising campaigns in both 1997 and 1996, including television. The Company expects to increase the amount of promotional and advertising expenses and anticipates hiring additional sales representatives in 1998 and future periods.

 General and Administrative

  For the years ended December 31, 1997, 1996 and 1995 general and administrative expenses were $6,406,000, $4,177,000 and $1,148,000, respectively. General and administrative expenses consist primarily of compensation of administrative and executive personnel, facility costs and fees for professional services.

  The increase in general and administrative expenses for the years ended 1997 and 1996 was the result of hiring additional administrative and executive staff and adding infrastructure to manage the expansion of the business. The Company anticipates that its general and administrative expenses will continue to increase in dollar amount as the Company continues to expand its administrative and executive staff.

 Restructuring and Other Charges

  During the second quarter of 1997, the Company recorded restructuring and other charges of approximately $7,400,000, of which approximately $6,200,000 related to the discontinuance of certain business arrangements which were determined to be non-strategic, and approximately $1,200,000 related to management changes. Of these restructuring charges, approximately $5,000,000 involved cash outflows, of which $3,100,000 had been paid as of December 31, 1997. Non-cash restructuring charges of approximately $2,400,000 related primarily to the write-down of certain non-strategic business assets. There have been no material changes to the restructuring plan or in the estimates of the restructuring costs. As of December 31, 1997, the Company had approximately $1,900,000 remaining in its restructuring reserve, which is currently expected to be fully utilized by June 30, 1998.

 Income Taxes

  Due to the Company's loss position, there was no provision for income taxes for any of the periods presented. At December 31, 1997, the Company had federal and state net operating loss carry forwards of approximately $42,600,000 and $28,300,000, respectively. The federal net operating loss carry forwards will expire beginning in 2009 through 2012, if not utilized, and the state net operating loss carry forwards will expire in the years 1999 through 2002. Certain future changes in the share ownership of the Company, as defined in the Tax Reform Act of 1986 and similar state provisions, may restrict the utilization of carry forwards. A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset due to the lack of earnings history of the Company. See Note 9 of Notes to Financial Statements.

 Year 2000 Compliance

  The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The "year 2000 problem" is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. Management is in the process of working with its software vendors to assure that the Company is prepared for the year 2000. Management does not anticipate that the Company will incur significant operating expenses or be required to invest heavily in computer systems improvements to be year 2000 compliant. However, significant uncertainty exists concerning the potential costs and effects associated with any year 2000 compliance. The Company is currently implementing an upgrade to its management information system that the Company believes is year 2000 compliant. Any year 2000 compliance problem of either the Company or its viewers, Ultraseek Server customers or advertisers could materially adversely affect the Company's business, results of operations, financial condition and prospects.

 New Accounting Pronouncements

  The Financial Accounting Standards Board approved the new American Institute of Certified Public Accountants Statement of Position, Software Revenue Recognition (SOP 97-2). SOP 97-2 will be effective for the Company beginning in the first quarter of 1998. The Company does not believe the adoption of SOP 97-2 will have a significant impact on its revenue recognition policy.

  In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income (SFAS No. 130) and Statement No. 131, Disclosures About Segments of An Enterprise and Related Information (SFAS No.
131). SFAS No. 130 establishes rules for reporting and displaying comprehensive income. SFAS No. 131 will require the Company to use the "management approach" in disclosing segment information. Both statements are effective for the Company during 1998. The Company does not believe that the adoption of either SFAS No. 130 or SFAS No. 131 will have a material impact on the Company's results of operations, cash flows, financial position or prospects.

LIQUIDITY AND CAPITAL RESOURCES

  From inception through May 1996, the Company financed its operations and met its capital expenditure requirements primarily from proceeds derived from the issuance of equity, convertible debt securities and equipment term loans. In June 1996, the Company completed its initial public offering and received proceeds from the offering of $43,485,000 net of underwriting discounts, commissions and other offering costs. Concurrent with the closing of the initial public offering, all outstanding shares of its redeemable convertible preferred and convertible preferred stock were automatically converted into shares of common stock.

  For 1997, 1996 and 1995, operating activities used cash of $12,547,000, $10,068,000 and $1,408,000, respectively. The net cash used during these periods was primarily due to net losses and increases in accounts receivable, partially offset by increases in accounts payable and accrued liabilities. For 1997, investing activities generated cash of $6,317,000 primarily related to the sale of investments offset by purchases of property, plant and equipment. For 1996 and 1995, investing activities used net cash of $49,827,000 and $3,326,000, respectively, primarily associated with the net purchase of short-term investments and purchase of property and equipment. Financing activities generated cash of $5,662,000, $62,552,000 and $5,295,000, in 1997, 1996 and
1995, respectively, primarily from the initial public offering in June 1996, equipment loans and preferred stock sales.

  The Company has commitments for its facilities under operating lease agreements and expects to continue to incur significant capital expenditures to support expansion of the Company's business. Furthermore, from time to time the Company expects to evaluate the acquisition of products, businesses and technologies that complement the Company's business. The Company does not, however, currently have any understandings, commitments or agreements with respect to any such acquisitions. See Note 4 of Notes to Financial Statements.

  The Company had $31,334,000 in cash, cash equivalents and short-term investments at December 31, 1997. Also, in March 1997, the Company entered into a four-year, $5,000,000 equipment term loan facility. In February 1998, the Company completed a follow-on public offering of 3,450,000 shares of Common Stock and received proceeds of approximately $43,015,000 net of underwriting discounts, commissions, and other offering costs. The Company currently anticipates that its cash, cash equivalents, short-term investments, available funds under its equipment term loan facility and cash flows generated from advertising revenues, will be sufficient to meet its anticipated needs for working capital and other cash requirements through at least December 31, 1998. Thereafter, the Company may need to raise additional funds. The Company may need to raise additional funds sooner, however, in order to fund more rapid expansion, to develop new or enhance existing services or products, to respond to competitive pressures or to acquire complementary products, businesses or technologies. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of the shareholders of the Company will be reduced, shareholders may experience additional dilution and such securities may have rights, preferences or privileges senior to those of the holders of the Company's Common Stock. There can be no assurance that additional financing will be available on terms favorable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, the Company's ability to fund expansion, take advantage of acquisition opportunities, develop or enhance services or products or respond to competitive pressures would be significantly limited. Such limitation could have a material adverse effect on the Company's business, results of operations, financial condition and prospects. The estimate of the period for which the Company expects its available funds to be sufficient to meet its capital requirements is a forward-looking statement that involves risks and uncertainties. There can be no assurance that the Company will be able to meet its working capital and other cash requirements for this period as a result of a number of factors including but not limited to those described under "Risk Factors--Future Capital Needs; Uncertainty of Additional Financing."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
 Infoseek Corporation

  We have audited the accompanying balance sheets of Infoseek Corporation as of December 31, 1997 and 1996, and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Infoseek Corporation at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                          ERNST & YOUNG LLP

San Jose, California
January 16, 1998, except for
Note 13 as to which
the date is February 12, 1998

                              INFOSEEK CORPORATION

                                 BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                    YEARS ENDED DECEMBER 31,
                                                    --------------------------
                                                        1997          1996
                                                    ------------  ------------
ASSETS
Current assets:
  Cash and cash equivalents........................ $      3,218  $      3,786
  Short-term investments...........................       28,116        42,867
  Accounts receivable, less allowance for doubtful
   accounts of $850 in 1997 and $350 in 1996.......        6,918         2,428
  Other current assets.............................          626           371
                                                    ------------  ------------
    Total current assets...........................       38,878        49,452
Property and equipment:
  Computer and office equipment....................       16,169         9,651
  Furniture and fixtures...........................          935           307
  Leasehold improvements...........................        1,323           108
                                                    ------------  ------------
                                                          18,427        10,066
  Less accumulated depreciation and amortization...        8,144         2,479
                                                    ------------  ------------
Net property and equipment.........................       10,283         7,587
Deposits and other assets..........................        1,993         1,293
                                                    ------------  ------------
    Total assets................................... $     51,154  $     58,332
                                                    ============  ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................. $      4,779  $      3,269
  Accrued payroll and related expenses.............        1,618         1,362
  Accrued liabilities to service providers.........        4,221           --
  Other accrued liabilities........................        2,045         1,070
  Deferred revenue.................................        2,542           760
  Accrued restructuring and other charges..........        1,877           --
  Short-term obligations...........................        2,475           994
                                                    ------------  ------------
    Total current liabilities......................       19,557         7,455
Long-term obligations..............................        4,329         1,892
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value:
  Authorized shares--5,000,000
  No shares issued and outstanding.................          --            --
Common stock, no par value:
  Authorized shares--60,000,000
  Issued and outstanding shares--27,244,000 in 1997
   and 25,691,000 in 1996..........................       73,565        73,754
Accumulated deficit................................      (45,394)      (20,771)
Deferred compensation..............................         (753)       (3,546)
Notes receivable from shareholders.................         (150)         (452)
                                                    ------------  ------------
    Total shareholders' equity.....................       27,268        48,985
                                                    ------------  ------------
    Total liabilities and shareholders' equity..... $     51,154  $     58,332
                                                    ============  ============

                            See accompanying notes.

                              INFOSEEK CORPORATION

                            STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                   YEARS ENDED DECEMBER 31,
                                                   ---------------------------
                                                     1997      1996     1995
                                                   --------  --------  -------
TOTAL REVENUES.................................... $ 34,603  $ 15,095  $ 1,032
Cost of revenues..................................    6,100     3,194      614
                                                   --------  --------  -------
Gross profit......................................   28,503    11,901      418
OPERATING EXPENSES
  Research and development........................    7,327     4,550    1,175
  Sales and marketing.............................   33,364    20,455    1,488
  General and administrative......................    6,406     4,177    1,148
  Restructuring and other charges.................    7,349       --       --
                                                   --------  --------  -------
Total operating expenses..........................   54,446    29,182    3,811
                                                   --------  --------  -------
Operating loss....................................  (25,943)  (17,281)  (3,393)
INTEREST INCOME (EXPENSE)
  Interest income.................................    1,943     1,771      115
  Interest expense................................     (623)     (428)     (18)
                                                   --------  --------  -------
                                                      1,320     1,343       97
                                                   --------  --------  -------
NET LOSS.......................................... $(24,623) $(15,938) $(3,296)
                                                   ========  ========  =======
Basic and diluted net loss per share.............. $  (0.93) $  (0.72) $ (0.21)
Shares used in computing basic and diluted net
 loss per share
 (pro forma in 1995)..............................   26,337    22,120   15,535


                            See accompanying notes.

                             INFOSEEK CORPORATION

                            STATEMENT OF CASH FLOWS
                                (IN THOUSANDS)

                                                  YEARS ENDED DECEMBER 31,
                                                  ---------------------------
                                                    1997      1996     1995
                                                  --------  --------  -------
OPERATING ACTIVITIES
Net loss......................................... $(24,623) $(15,938) $(3,296)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation and amortization..................    4,788     2,157      438
  Writedown of restructuring related assets......    2,080       --       --
  Amortization of unearned compensation related
   to stock options..............................      832     1,347       44
  Amortization of warrants issued in connection
   with term loan................................      --        --        21
  Fair value assigned to services provided by
   Netscape......................................      --        --       200
Changes in operating assets and liabilities:
  Accounts receivable............................   (4,490)   (1,929)    (499)
  Other current assets...........................     (255)     (260)     (92)
  Deposits and other assets......................   (1,500)      --       --
  Accounts payable...............................    1,510     2,047    1,211
  Accrued payroll and related expenses...........      256     1,291       67
  Accrued liabilities to service providers.......    4,221       --       --
  Other accrued liabilities......................      975       457      498
  Deferred revenue...............................    1,782       760      --
  Accrued restructuring and other charges........    1,877       --       --
                                                  --------  --------  -------
Net cash used in operating activities............  (12,547)  (10,068)  (1,408)
INVESTING ACTIVITIES
Purchases of available-for-sale investments......  (44,769)  (92,966)  (2,483)
Proceeds from sales of available-for-sale
 investments.....................................   59,520    50,596    1,986
Issuance of notes receivable.....................     (950)     (600)     --
Purchase of property and equipment...............   (7,484)   (6,857)  (2,829)
                                                  --------  --------  -------
Net cash provided by (used) in investing
 activities......................................    6,317   (49,827)  (3,326)
FINANCING ACTIVITIES
Term loan........................................    5,000     2,573      967
Repayments of term loan..........................   (1,082)     (763)    (100)
Payment of deposit...............................      --       (693)     --
Proceeds from sale of convertible preferred
 stock, net of issuance costs....................      --     17,619    4,430
Proceeds from sale of common stock, net of
 issuance costs..................................      --     43,785      --
Proceeds from the exercise of stock options......    1,147         6      --
Proceeds from employee stock purchase plan.......      295       --       --
Proceeds from repayment of notes receivable from
 shareholders....................................      302        28      --
Repurchase of common stock.......................      --         (3)      (2)
                                                  --------  --------  -------
Net cash provided by financing activities........    5,662    62,552    5,295
                                                  --------  --------  -------
Net increase in cash and cash equivalents........     (568)    2,657      561
Cash and cash equivalents at beginning of
 period..........................................    3,786     1,129      568
                                                  --------  --------  -------
Cash and cash equivalents at end of period....... $  3,218  $  3,786  $ 1,129
                                                  ========  ========  =======

     SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

  Unearned compensation related to stock options amounted to $440,000, $3,102,000 and $2,124,000 for the years ended December 31, 1997, 1996 and
1995, respectively. Cash paid for interest expense amounted to $606,000, $428,000 and $18,000 in 1997, 1996 and 1995, respectively.

                            See accompanying notes.

                              INFOSEEK CORPORATION

                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                            CONVERTIBLE                                                   NOTES
                          PREFERRED STOCK     COMMON STOCK                              RECEIVABLE      TOTAL
                          -----------------  ---------------  ACCUMULATED   DEFERRED       FROM     SHAREHOLDERS'
                          SHARES    AMOUNT   SHARES  AMOUNT     DEFICIT   COMPENSATION SHAREHOLDERS    EQUITY
                          -------  --------  ------  -------  ----------- ------------ ------------ -------------
BALANCE AT DECEMBER 31,
 1994...................    9,421  $  2,020   3,783  $    38   $ (1,537)     $  --        $ --        $    521
Issuance of preferred
 stock and warrants for
 technology and cash....    6,159     4,675     --       --         --          --          --           4,675
Repurchase of common
 stock from founder.....      --        --     (155)      (2)       --          --          --              (2)
Issuance of common stock
 to employee for note
 receivable.............      --        --      372       50        --          --          (50)           --
Unearned compensation
 related to stock
 options................      --        --      --     2,124        --       (2,124)        --             --
Amortization of unearned
 compensation...........      --        --      --       --         --           44         --              44
Fair value assigned to
 services provided by
 Netscape...............      --        --      --       200        --          --          --             200
Net loss................      --        --      --       --      (3,296)        --          --          (3,296)
                          -------  --------  ------  -------   --------      ------       -----       --------
BALANCE AT DECEMBER 31,
 1995...................   15,580     6,695   4,000    2,410     (4,833)     (2,080)        (50)         2,142
Cancellation of
 preferred stock issued
 for purchased
 technology.............     (280)      --      --       --         --          --          --             --
Unearned compensation
 related to stock
 options................      --        --      --     3,102        --       (3,102)        --             --
Amortization of unearned
 compensation...........      --        --      --       --         --        1,346         --           1,346
Issuance of preferred
 stock for cash, net of
 issuance costs.........    2,267    17,619     --       --         --          --          --          17,619
Repurchases of common
 stock..................      --        --     (325)      (3)       --          --          --              (3)
Issuance of common stock
 to officers............      --        --      787      910        --          --         (610)           300
Cancellation of note
 receivable and
 repurchase of shares...      --        --     (365)    (470)       --          290         180            --
Payment on shareholders'
 notes receivable.......      --        --      --       --         --          --           28             28
Conversion of preferred
 stock into common stock
 upon the initial public
 offering...............  (17,567)  (24,314) 17,567   24,314        --          --          --             --
Issuance of common stock
 in connection with
 initial public
 offering, net of
 issuance costs.........      --        --    3,973   43,485        --          --          --          43,485
Exercise of common stock
 options................      --        --       54        6        --          --          --               6
Net loss................      --        --      --       --     (15,938)        --          --         (15,938)
                          -------  --------  ------  -------   --------      ------       -----       --------
BALANCE AT DECEMBER 31,
 1996...................      --        --   25,691   73,754    (20,771)     (3,546)       (452)        48,985
Unearned compensation
 related to stock
 options................      --        --      --       440        --         (440)        --             --
Amortization of unearned
 compensation...........      --        --      --       --         --          832         --             832
Reversal of unearned
 compensation...........      --        --      --    (2,071)       --        2,071         --             --
Writeoff deferred
 compensation related to
 restructure............      --        --      --       --         --          330         --             330
Repurchases of common
 stock..................      --        --      (27)     --         --          --          --             --
Payment on shareholders'
 notes receivable.......      --        --      --       --         --          --          302            302
Exercise of common stock
 options................      --        --    1,445    1,147        --          --          --           1,147
Issuance of common stock
 through employee stock
 purchase plan..........      --        --       44      295        --          --          --             295
Issuance of common stock
 from exercise of
 warrants...............      --        --       91      --         --          --          --             --
Net loss................      --        --      --       --     (24,623)        --          --         (24,623)
                          -------  --------  ------  -------   --------      ------       -----       --------
BALANCE AT DECEMBER 31,
 1997...................      --   $    --   27,244  $73,565   $(45,394)     $ (753)      $(150)      $ 27,268
                          =======  ========  ======  =======   ========      ======       =====       ========

                            See accompanying notes.

                             INFOSEEK CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization--Infoseek Corporation (the "Company") provides leading Internet search and navigation technology, products and services that use the Web to connect its viewers' personal, work and community lives. As a "connected" media company, Infoseek is able to segment viewers by interest area, providing advertisers with focused and targeted audiences. The Infoseek Service is a comprehensive Internet gateway that combines search and navigation with directories of relevant information sources and content sites, offers chat and instant messaging for communicating shared interests and facilitates the purchase of related goods and services. The Company conducts its business within one industry segment.

  Cash and Cash Equivalents--The Company considers all highly liquid debt instruments which are purchased with a maturity of three months or less to be cash equivalents.

  Short-Term Investments--The Company accounts for investments in accordance with Financial Accounting Standards Board, Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company's short-term investments, which consist primarily of commercial paper and government agency notes with maturities of one year or less, are classified as available-for-sale, and as such, are carried at fair value with the unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, as well as any interest on the securities, is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income (expense). The cost of securities sold is based on the specific identification method. The Company had no investments in equity securities at December 31, 1997 and 1996.

  Property and Equipment--Property and equipment are carried at cost less accumulated depreciation. The Company depreciates property and equipment using the straight-line method over the estimated useful lives of three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the life of the related asset or the term of the lease.

  Research and Development--Research and development expenditures are generally charged to operations as incurred. Financial Accounting Standards Board, Statement No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility. In the Company's case, capitalization would begin upon completion of a working model as the Company does not prepare detailed program designs as part of the development process. As of December 31, 1997 and 1996, capitalized costs were insignificant.

  Stock-Based Compensation--The Company has elected to follow Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting of Stock Issued to Employees" and related interpretations, in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Financial Accounting Standards Board, Statement No. 123 (SFAS No. 123) "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, with the exception of certain options granted during 1997, 1996 and 1995 as discussed in Note 7, no compensation expense is recognized as the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant.

  Long-Lived Assets--In 1995, the Financial Accounting Standards Board released the Statement No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires recognition of impairment of long-lived assets in the event the net book

                             INFOSEEK CORPORATION
value of such assets exceeds the future undiscounted cash flows attributable to such assets. SFAS No. 121 has not had a material impact on the financial statements of the Company.

  Revenue Recognition--The Company's advertising revenues are derived principally from short-term advertising contracts in which the Company guarantees a minimum number of impressions for a fixed fee. Advertising revenues are recognized ratably over the term of the contract provided that the monthly minimum impressions are met, the Company does not have any remaining significant obligations, and collection of the resulting receivable is probable. To the extent the minimum guaranteed impressions are not met, the Company defers recognition of the revenue until guaranteed impressions levels are met.

  Also included in advertising revenues is the exchange by the Company of advertising space on the Company's Web sites for reciprocal advertising space in other media publications or other Web sites or receipt of applicable goods and services. Revenues from these exchange transactions are recorded as advertising revenue at the estimated fair value of the goods and services received and are recognized when both the Company's advertisements and the reciprocal advertisements are run, or goods or services are received. Advertising revenues recognized under these trading activities were less than 10% of total revenues for all periods presented.

  In late 1997, the Company released a new version of its service which features 15 "channels," and provides opportunities for revenue from the sale of channel sponsorships, as well as to enable the Company to share in a portion of the revenue generated by its viewers with these channel sponsors. Revenue generated by channel sponsors is included in advertising revenues and is generally recognized on a straight line basis over the term of the agreements provided that minimum impressions are met.

  The Company also derived revenues of $2,141,000 from the licensing of its Ultraseek technology. License revenues are recognized at the time of delivery, provided no significant obligations remain and collectibility of the resulting receivable is probable.

  During 1996 and 1995, the Company also derived revenues from fees related to a premium subscription service offered to business and professional users. Revenues from this service are recognized over the period the services are provided. During the third quarter of 1996, the Company discontinued this service.

  Advertising Costs--Advertising costs are expensed as incurred. Advertising costs, which include service provider fees and reciprocal advertising amounted to $14,840,000 and $8,523,000 for the years ended December 31, 1997 and 1996, respectively. There were no advertising costs for the year ended December 31, 1995. The Company does not incur any significant direct response advertising costs.

  Concentration of Credit Risk--Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments, and trade receivables. The Company places its cash equivalents and short-term investments with high-quality financial institutions. Through December 31, 1997, the Company invested its excess cash in commercial paper, government agency notes and money market funds. The Company operates in one business segment and sells advertising to various companies across several industries. The Company generally does not require collateral. The Company maintains allowances for credit losses, and such losses have been within management's expectations. For the year ended December 31, 1997, no customer accounted for greater than 10% of revenues. For the year ended December 31, 1996, one customer (a related party, see Note 11) accounted for 13% of revenues and for the year ended December 31, 1995, another customer accounted for 13% of revenues.

  Net Loss Per Share--In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share. Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary and fully diluted earnings per share, outstanding

                             INFOSEEK CORPORATION
nonvested shares are not included in the computations of basic and diluted earnings per share until the time-based vesting restriction has lapsed. Basic earnings per share also excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. In addition, in February 1998, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 98, Earnings Per Share. Staff Accounting Bulletin No. 98 effected the treatment of certain stock and warrants ("cheap stock") issued within a one-year period prior to an initial public offering. Earnings per share amounts presented have been restated to conform to the requirements of Statement No. 128 and Staff Accounting Bulletin No. 98.

  Pro Forma Net Loss Per Share--Pro forma net loss per share for the year ended December 31, 1995 has been computed as described above and also gives effect, even if antidilutive, to common equivalent shares from preferred stock that automatically converted upon the closing of the Company's initial public offering (using the as-if-converted method).

  Use of Estimates in the Preparation of Financial Statements--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting period. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

  New Accounting Pronouncements--The Financial Accounting Standards Board approved the new American Institute of Certified Public Accountants Statement of Position, Software Revenue Recognition (SOP 97-2). SOP 97-2 will be effective for the Company beginning in the first quarter of 1998. The Company does not believe the adoption of SOP 97-2 will have a significant impact on its revenue recognition policy.

  In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income (SFAS No. 130) and Statement No. 131, Disclosures About Segments of An Enterprise and Related Information (SFAS No.
131). SFAS No. 130 establishes rules for reporting and displaying comprehensive income. SFAS No. 131 will require the Company to use the "management approach" in disclosing segment information. Both statements are effective for the Company during 1998. The Company does not believe that the adoption of either SFAS No. 130 or SFAS No. 131 will have a material impact on the Company's results of operations, cash flows, or financial position.

  Reclassifications--Certain reclassifications, none of which affected net loss, have been made to prior year's amounts in order to conform to the current year's presentation.

                             INFOSEEK CORPORATION

2. FAIR VALUE OF FINANCIAL INSTRUMENTS

  The following estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

                                              AT DECEMBER 31, 1997
                                 -----------------------------------------------
                                                  GROSS      GROSS
                                                UNREALIZED UNREALIZED ESTIMATED
     SHORT-TERM INVESTMENTS      AMORTIZED COST   GAINS      LOSSES   FAIR VALUE
     ----------------------      -------------- ---------- ---------- ----------
                                                 (IN THOUSANDS)
Commercial paper................    $23,007        $--        $--      $23,007
Government agency notes.........      4,003           2        --        4,005
Money market fund...............      1,106         --         --        1,106
                                    -------        ----       ----     -------
  Total.........................    $28,116        $  2       $--      $28,118
                                    =======        ====       ====     =======
                                              AT DECEMBER 31, 1996
                                 -----------------------------------------------
                                                  GROSS      GROSS
                                                UNREALIZED UNREALIZED ESTIMATED
     SHORT-TERM INVESTMENTS      AMORTIZED COST   GAINS      LOSSES   FAIR VALUE
     ----------------------      -------------- ---------- ---------- ----------
                                                 (IN THOUSANDS)
Commercial paper................    $27,588        $--        $--      $27,588
Government agency notes.........     15,279         --         --       15,279
                                    -------        ----       ----     -------
  Total.........................    $42,867        $--        $--      $42,867
                                    =======        ====       ====     =======

  Realized gains and losses were insignificant during all periods presented.

3. OBLIGATIONS

  In March 1997, the Company entered into a four year, $5,000,000 equipment term loan facility. The loan bears interest at the bank's prime rate plus 0.25% (8.75% at December 31, 1997). Under the terms of the agreement, the Company grants a security interest in certain assets of the Company and must maintain financial covenants including minimum tangible net worth and others based on monthly cash balances with which the Company was in compliance as of December 31, 1997. Under the equipment term loan facility the Company is restricted in its ability to pay dividends. Interest only payments will be made during the first 12 months and borrowings and interest will be repaid on a straight-line basis over 36 months beginning in month 13 of the facility. As of December 31, 1997, there was approximately $5,000,000 outstanding against the term loan facility.

  In 1996 and 1995, the Company entered into term loan agreements with a lending institution under which the Company borrowed approximately $3,540,000 to finance the purchase of equipment. Borrowings made under the agreement are due over 37 months, bear interest which ranges from 15.80% to 16.39%, and are secured by certain assets of the Company. In connection with the 1996 loan agreement, the Company paid a cash deposit of $693,000 to the lending institution which is included in deposits and other assets on the balance sheet.

  Maturities under these agreements are as follows:

                                            DECEMBER 31,
                                                1997
                                           --------------
                                           (IN THOUSANDS)
            1998..........................     $2,475
            1999..........................      2,245
            2000..........................      1,667
            2001..........................        417
                                               ------
                                               $6,804
                                               ======

                             INFOSEEK CORPORATION

4. COMMITMENTS AND CONTINGENCIES

 Operating lease

  The Company leases its facilities under operating lease agreements which expire at various dates through 2002. Total rent expense for the years ended December 31, 1997, 1996 and 1995 was $1,372,000, $379,000 and $86,000,
respectively. In January 1998, the Company signed an agreement to sublease approximately 20,500 square feet of its Sunnyvale, California facility. In connection with the sublease agreement, the Company will receive future rent payments of approximately $372,000 in 1998 and $300,000 in 1999. Minimum future rental commitments under these leases, net of sublease rent payments, are as follows:

                                            DECEMBER 31,
                                                1997
                                           --------------
                                           (IN THOUSANDS)
            1998..........................     $1,756
            1999..........................      1,799
            2000..........................      2,089
            2001..........................      1,985
            2002..........................      1,712
                                               ------
                                               $9,341
                                               ======

 Netscape

  Historically, a large portion of the Company's traffic was derived through the Web page of Netscape Communications Corporation ("Netscape"). In March 1996, the Company entered into an agreement with Netscape, which provided that the Company would be listed as a Premier Provider on Netscape's Web page for the period from April 10, 1996 to March 31, 1997. This agreement with Netscape provided for an aggregate of $5,000,000 in cash and reciprocal advertising ($3,500,000 in cash and $1,500,000 in reciprocal advertising) over the course of the one-year term of the agreement. In March 1997, Infoseek renewed its agreement with Netscape under terms that extended the current contract through April 30, 1997 and thereafter provided for Infoseek to be one of four premier providers displayed on Netscape's Web page for the period of May 1, 1997 through April 30, 1998. The renewed agreement with Netscape provides for the Company to pay an aggregate of $12,500,000 in cash and reciprocal advertising ($10,000,000 in cash and $2,500,000 in reciprocal advertising) over the term of the agreement. During the year ended December 31, 1997 and 1996, the Company recognized $9,583,000 and $3,750,000, respectively, of expense related to this agreement. The payments to Netscape are being recognized ratably over the term of the agreement. At December 31, 1997, the Company had approximately $7,555,000 of cash commitment remaining in connection with this agreement, of which $4,221,000 is included in accrued liabilities to service providers on the December 31, 1997 balance sheet.

  In July 1997, the Company entered into an agreement with Netscape whereby it was designated as a premier provider of international search and navigational guide services for the Netscape Net Search Program. Under the terms of the agreement, the Company will provide services for 10 Netscape local Web sites. The Company's agreement with Netscape provides for payments ranging from a minimum of $666,000 ($400,000 in cash and $266,000 in reciprocal advertising) to a maximum of $1,219,000 ($677,000 in cash and $542,000 in reciprocal advertising) depending on the level of traffic delivered by Netscape. During the year ended December 31, 1997, Netscape delivered traffic at the minimum level and as a result the Company recognized sales and marketing expenses of approximately $333,000 under this agreement. At December 31, 1997, the Company had a cash commitment ranging from a minimum of $74,000 to a maximum of $351,000 depending on the level of traffic delivered by Netscape in connection with this agreement.

                             INFOSEEK CORPORATION

 Contingencies

  From time to time, the Company may be a party to litigation and claims incident to the ordinary course of its business. Although the results of litigation and claims cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

5. RESTRUCTURING AND OTHER CHARGES

  During the second quarter of 1997, the Company recorded restructuring and other charges of approximately $7,400,000, of which approximately $6,200,000 related to the discontinuance of certain business arrangements, which were determined to be non-strategic, and approximately $1,200,000 related to management changes. Of these restructuring charges, approximately $5,000,000 involves cash outflows, of which $3,100,000 has been completed as of December 31, 1997. Non-cash restructuring charges of approximately $2,400,000 relate primarily to the write-down of certain non-strategic business assets. There have been no material changes to the restructuring plan or in the estimates of the restructuring costs. As of December 31, 1997, the Company has approximately $1,900,000 remaining in its restructuring reserve, which is anticipated to be fully utilized by June 30, 1998.

6. SHAREHOLDERS' EQUITY

  Preferred Stock--On May 15, 1996, the Board of Directors authorized 5,000,000 shares of undesignated preferred stock. In connection with this action, the Board has the authority to issue in one or more series and to fix the rights, preferences, privileges, and restrictions thereof, without further vote or action by the shareholders. No such shares have been issued to date.

  Convertible Preferred Stock--Through May of 1996, the Company issued series A, B, C and E convertible preferred stock. A portion of the Series E convertible preferred stock was redeemable at the request of the holder. On June 11, 1996, the Company completed its initial public offering and at that time all outstanding shares of convertible preferred stock were converted into common stock on a one-for-one basis.

  Common Stock--On May 15, 1996, the Company's Shareholders approved a 3-for-4 reverse stock split of the Company's preferred and common stock. All outstanding preferred, common and common equivalent shares in the accompanying financial statements have been retroactively adjusted to give effect to this reverse stock split. At the same time, the Board of Directors approved the increase of authorized common stock to 60,000,000 shares.

  Founders' Common Stock--The Company has the right, at any time within sixty days after termination of a founder's employment or service, to repurchase certain common shares at the price per share paid by the founder. The Company's right to repurchase lapses with respect to 25% of the total number of shares held by the founder, commencing twelve months after purchase, and in monthly increments of 2.08% of the total number of shares thereafter. There were approximately 7,000 and 1,101,000 common shares subject to repurchase by the Company at December 31, 1997 and 1996, respectively.

  Shareholders' Notes Receivable--During 1996 and 1995, the Company entered into agreements with certain officers and an employee to sell 412,000 and 372,000 shares, respectively, of the Company's common stock in exchange for full recourse promissory notes. The shares are subject to repurchase by the Company, and such repurchase options lapse in monthly increments of 2.08% of the total number of shares purchased. At December 31, 1997 and 1996, there were approximately 81,000 and 504,000 common shares, respectively, subject to repurchase by the Company.

                             INFOSEEK CORPORATION

  Warrants--During 1995, in connection with an equipment financing transaction, the Company issued warrants to purchase 100,000 shares of series C convertible preferred stock at an exercise price of $0.80 per share. These warrants are exercisable at any time through October 2000. As of December 31, 1997 all warrants had been exercised. The Company recorded additional interest expense using the minimum value method to determine the value of the warrants.

  Common Stock Reserved For Future Issuance--Shares of common stock reserved for future issuance are as follows:

                                            DECEMBER 31,
                                                1997
                                           --------------
                                           (IN THOUSANDS)
            Preferred stock...............      5,000
            Stock option plan.............      5,716
            Employee stock purchase plan..        143
                                               ------
                                               10,859
                                               ======

7. STOCK OPTION/STOCK ISSUANCE PLAN

  The Company's Stock Option Plan (the "Predecessor Plan") provides for the grant of incentive stock options and nonstatutory stock options to employees and consultants of the Company at prices ranging from 85% to 110% (depending on the type of grant) of the fair market value of the common stock on the date of grant as determined by the Board of Directors.

  In April 1996, the Board of Directors adopted the 1996 Stock Option/Stock Issuance Plan (the "1996 Plan") which was approved by the Company's shareholders on May 15, 1996. The 1996 Plan is intended to serve as the successor equity incentive stock issuance program to the Predecessor Plan. Under the 1996 Plan, 7,225,000 shares of common stock have been authorized for issuance. The 1996 Plan is divided into three separate components: the Discretionary Option Grant Program under which eligible individuals may be granted options to purchase shares of common stock at an exercise price of not less than 85% of their fair market value on the grant date; the Stock Issuance Program under which eligible individuals may be issued shares of common stock directly through the purchase of such shares at a price of not less than 85% of their fair market value at the time of issuance or as a bonus tied to the performance of services; and the Automatic Option Grant Program under which option grants will automatically be made at periodic intervals to eligible non employee Board members to purchase shares of common stock at an exercise price equal to 100% of their fair market value on the grant date.

  The vesting and exercise provisions of the option grants are determined by the Board of Directors. Options generally vest and become exercisable as to 25% of the shares one year from the date of grant and the balance in monthly increments over the subsequent three years of service. Options expire no later than seven years from the date of grant. Options for the purchase of 583,000 and 845,000 shares were exercisable as of December 31, 1997 and 1996, respectively.

  The Company has elected to follow Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting of Stock Issued to Employees" and related interpretations, in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Financial Accounting Standards Board, Statement No. 123 (SFAS No. 123) "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. The Company, under APB No. 25, generally does not recognize compensation expense as the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant.

                             INFOSEEK CORPORATION

  Through December 31, 1997, the Company recorded aggregate deferred compensation of $5,666,000 representing the difference between the grant price and the deemed fair value of the Company's common stock granted during those periods. The amortization of deferred compensation is being charged to operations and is being amortized over the vesting period of the options, which is typically four years. For December 31, 1997, 1996 and 1995, the amortized expenses were $832,000, $1,346,000 and $44,000, respectively.

  Pro forma information regarding net loss and loss per share is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of this statement. The fair value for options granted during 1997 were estimated at the date of grant using the Black-Scholes multiple option pricing model with the following weighted average assumptions: risk-free interest rate ranging from 5.53% to 6.77%; a dividend yield of 0.0%; a volatility factor of the expected market price of the Company's common stock of .87; and a weighted-average expected life of the option of five years for officers and four years for non officers. Subsequent to the Company's initial public offering in June 1996, the fair value of options granted during the balance of 1996 were estimated with the following weighted average assumptions: risk-free interest rate ranging from 5.18% to 6.58% in 1996 and 5.34% to 7.03% in 1995; a dividend yield of 0.0%; a volatility factor of the expected market price of the Company's common stock of .80; and a weighted-average expected life of the option of five years for officers and four years for non officers. The fair value for options granted prior to the Company's initial public offering in June 1996 were estimated at the date of grant using the minimum value method and have a volatility factor of zero.

  Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                           1997    1996    1995
                                                          ------- ------- ------
                                                              (IN THOUSANDS,
                                                          EXCEPT PER SHARE DATA)
     Pro forma net loss.................................. $28,980 $17,328 $3,442
     Pro forma basic and diluted net loss per share...... $  1.10 $  0.78 $ 0.22

  Because SFAS No. 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1999.

  In July 1997, the Board of Directors authorized the repricing of options to purchase 821,300 shares of common stock effective on July 23, 1997 to the then fair market value of $6.13 per share. Under the terms of the repricing, the repriced options maintain the same vesting and expiration terms, except they may not be exercised until January 9, 1998. Executive officers, consultants and members of the Board of Directors were not eligible to participate in the repricing.

                             INFOSEEK CORPORATION

  A summary of the Company's stock option activity and related information for the years ended December 31, is as follows:

                                  1997                    1996                   1995
                         ----------------------- ---------------------- ----------------------
                                     WEIGHTED               WEIGHTED               WEIGHTED
                                     AVERAGE                AVERAGE                AVERAGE
                         OPTIONS  EXERCISE PRICE OPTIONS EXERCISE PRICE OPTIONS EXERCISE PRICE
                         -------  -------------- ------- -------------- ------- --------------
                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Outstanding--beginning
 of year................  4,914       $2.10       3,074      $0.13         165      $0.07
  Granted...............  4,384       $6.61       2,851      $3.98       3,438      $0.13
  Exercised............. (1,455)      $0.79         (54)     $0.11         --       $ --
Canceled................ (3,722)      $4.79        (957)     $1.51        (529)     $0.11
                         ------                   -----                  -----
Outstanding--end of
 year...................  4,121       $4.92       4,914      $2.10       3,074      $0.13
                         ======                   =====                  =====
Exercisable at end of
 year...................    583       $2.63         845      $0.35         155      $0.13
  Weighted-average fair
   value of options
   granted during the
   year.................              $4.48                  $3.79                  $0.40

  Outstanding and exercisable options by price range as of December 31, 1997:

                         OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                  ---------------------------------- ---------------------------------------------------
                                        WEIGHTED
                       NUMBER           AVERAGE                            NUMBER
    RANGE OF      OUTSTANDING AS OF    REMAINING     WEIGHTED AVERAGE EXERCISABLE AS OF WEIGHTED AVERAGE
 EXERCISE PRICES  DECEMBER 31, 1997 CONTRACTUAL LIFE  EXERCISE PRICE  DECEMBER 31, 1997  EXERCISE PRICE
 ---------------  ----------------- ---------------- ---------------- ----------------- ----------------
                   (IN THOUSANDS)       (YEARS)                                          (IN THOUSANDS)
 $ 0.00--$ 5.00         2,687             7.9             $ 3.47             386             $0.51
 $ 5.01--$10.00         1,018             7.5             $ 6.64             197             $6.77
 $10.01--$15.00           416             9.8             $10.26             --                --
                        -----                                                ---
                        4,121             8.0             $ 2.10             583             $2.63
                        =====                                                ===

8. EMPLOYEE STOCK PURCHASE PLAN

  In April 1996, the Board of Directors adopted the 1996 Employee Stock Purchase Plan (the "Purchase Plan"), which is designed to allow eligible employees of the Company to purchase shares of common stock at semiannual intervals through their periodic payroll deductions. An aggregate of 187,500 shares of common stock has been reserved for the Purchase Plan of which 44,443 have been issued through December 31, 1997. The Purchase Plan is implemented in a series of successive offering periods, each with a maximum duration of 24 months. Eligible employees can have up to 10% (up to a maximum of 1,000 shares per year) of their base salary deducted that is to be used to purchase shares of the common stock on specific dates determined by the Board of Directors. The price of common stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or the specified purchase date. The Company does not recognize compensation cost related to employee purchase rights under the Plan. To comply with the pro forma reporting requirements of SFAS No. 123, compensation cost is estimated for the fair value of the employees' purchase rights using the Black-Scholes model with the following assumptions for those rights granted in 1997: a risk free interest rate of 6.0%; dividend yield of 0.0%; expected volatility factor of .87; and an expected life of six months; and for those granted in 1996: a risk free interest rate of 5.0%; dividend yield of 0.0%; expected volatility factor of.80; and an expected life of six months. The weighted average estimated fair value of the Purchase Plan shares granted in 1997 was $4.05.

                             INFOSEEK CORPORATION

9. INCOME TAXES

  Due to the Company's loss position, there was no provision for income taxes for any period presented.

  As of December 31, 1997, the Company has federal and state net operating loss carry forwards of approximately $42,600,000 and $28,300,000, respectively. The federal net operating loss carry forwards will expire in the years 2009 through 2012, and the state net operating loss carry forwards will expire in the years 1999 through 2002. The Company has federal and state research and experimentation credits of approximately $300,000 each, that will expire in the years 2009 through 2012. Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

  Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes consisted of the following at:

                                                                DECEMBER 31,
                                                              -----------------
                                                                1997     1996
                                                              --------  -------
                                                               (IN THOUSANDS)
     Deferred tax assets:
       Net operating losses.................................. $ 16,548  $ 7,500
       Research credit carry forwards........................      406      200
       Accrued loyalties.....................................       37       60
       Other individually immaterial items...................    1,654      340
                                                              --------  -------
         Total deferred tax assets...........................   18,645    8,100
       Valuation allowance...................................  (18,645)  (8,100)
                                                              --------  -------
         Total net deferred tax assets....................... $    --   $   --
                                                              ========  =======

  The change in the valuation allowance was a net increase of approximately $6,409,000 and $1,030,000 for the years ended December 31, 1996 and 1995, respectively.

10. EMPLOYEE BENEFIT PLAN

  In January 1996, the Company adopted a plan to provide retirement and incidental benefits for its eligible employees, known as the Infoseek Corporation 401(k) Plan ("the Plan"). As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax-deferred salary deductions for eligible employees. Participants in the Plan may make salary deferrals of up to 20% of their annual salary, limited by the maximum dollar amount allowed by the Internal Revenue Code. The Company, at its discretion, may elect to make contributions to the Plan on behalf of its eligible participants. The Company has made no such contributions to date.

11. RELATED PARTY TRANSACTIONS

  Bell Atlantic, with a representative on the Company's Board of Directors and ownership of a substantial amount of the outstanding common stock of the Company, is considered a related party. In March 1996, the Company and Bell Atlantic entered into a one-year agreement, which provided for the Company's display of the BigYellow logo within the Infoseek Service. According to the terms of the agreement, Bell Atlantic agreed to pay to the Company up to an aggregate of $4,600,000, in monthly payments, which amount would be decreased proportionately if the number of impressions of the BigYellow logo were below a specified number. In February

                             INFOSEEK CORPORATION

1997, the Company signed an amendment with Bell Atlantic extending the term of the original agreement, dated March 1996, through June 1998 in exchange for an additional $1,400,000, for a total of $6,000,000, in monthly payments. The terms and conditions of the amended agreement are substantially the same, except for elimination of certain exclusivity and reimbursement provisions. The Company recognized revenue of $2,820,000 and $1,882,000 in connection with this agreement during the year ended December 31, 1997 and 1996, respectively. Amounts receivable from and payable to such related party were immaterial at December 31, 1997 and 1996.

12. EARNINGS PER SHARE

  The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                     1997      1996     1995
                                                   --------  --------  -------
Numerator:
  Net loss........................................ $(24,623) $(15,938) $(3,296)
Numerator for basic and diluted loss per share.... $(24,623) $(15,938) $(3,296)
                                                   ========  ========  =======
Weighted average of common shares.................   26,337    14,076    1,635
Conversion of preferred stock not included in
 shares related to SEC Staff Accounting Bulletin
 No. 98...........................................      --      8,044   13,900
                                                   --------  --------  -------
Denominator for basic and diluted loss per share..   26,337    22,120   15,535
                                                   ========  ========  =======
Basic and diluted loss per share (pro forma in
 1995)............................................ $  (0.93) $  (0.72) $ (0.21)
                                                   ========  ========  =======

13. SUBSEQUENT EVENTS

  In February 1998, the Company completed a follow-up public offering of 3,450,000 shares of Common Stock and received proceeds of approximately $43,015,000 net of underwriting discounts, commissions and other offering costs.

                             INFOSEEK CORPORATION

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                              THREE MONTHS ENDED
                                 ----------------------------------------------
                                 MARCH 31, JUNE 30,  SEPTEMBER 30, DECEMBER 31,
                                   1997      1997        1997          1997
                                 --------- --------  ------------- ------------
                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Total revenues..................  $ 6,151  $  7,684     $ 8,255      $12,513
Cost of revenues................    1,284     1,490       1,468        1,858
                                  -------  --------     -------      -------
Gross profit....................    4,867     6,194       6,787       10,655
Operating expenses:
  Research and development......    1,592     2,203       1,637        1,895
  Sales and marketing...........    6,453     7,294       8,129       11,488
  General and administrative....    1,333     1,665       1,809        1,599
  Restructuring and other
   charges......................      --      7,349         --           --
                                  -------  --------     -------      -------
Total operating expenses........    9,378    18,511      11,575       14,982
                                  -------  --------     -------      -------
Operating loss..................   (4,511)  (12,317)     (4,788)      (4,327)
Net interest income.............      405       383         295          237
                                  -------  --------     -------      -------
Net loss........................  $(4,106) $(11,934)    $(4,493)     $(4,090)
                                  =======  ========     =======      =======
Basic and diluted net loss per
 share..........................  $ (0.16) $  (0.45)    $ (0.17)     $ (0.15)
                                  =======  ========     =======      =======
                                              THREE MONTHS ENDED
                                 ----------------------------------------------
                                 MARCH 31, JUNE 30,  SEPTEMBER 30, DECEMBER 31,
                                   1996      1996        1996          1996
                                 --------- --------  ------------- ------------
                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Total revenues..................  $ 1,731  $  3,286     $ 4,007      $ 6,071
Cost of revenues................      690       729         827          948
                                  -------  --------     -------      -------
Gross profit....................    1,041     2,557       3,180        5,123
Operating expenses:
  Research and development......      934       950       1,218        1,448
  Sales and marketing...........    2,757     5,566       5,219        6,913
  General and administrative....      860       919       1,091        1,307
                                  -------  --------     -------      -------
Total operating expenses........    4,551     7,435       7,528        9,668
                                  -------  --------     -------      -------
Operating loss..................   (3,510)   (4,878)     (4,348)      (4,545)
Net interest income (expense)...      (58)      155         652          594
                                  -------  --------     -------      -------
Net loss........................  $(3,568) $ (4,723)    $(3,696)     $(3,951)
                                  =======  ========     =======      =======
Basic and diluted net loss per
 share..........................  $ (0.18) $  (0.25)    $ (0.15)     $ (0.16)
                                  =======  ========     =======      =======

  The 1996 and first three quarters of 1997 earnings per share amounts have been restated to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share and Staff Accounting Bulletin No. 98, Earnings Per Share.

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information concerning the Company's directors required by this Item is incorporated by reference to the information under the heading "Proposal No. 1--Election of Directors" in the Company's Proxy Statement.

  The information concerning the Company's executive officers required by this
Item is incorporated by reference to the information under the heading "Other Information--Executive Officers" in the Company's Proxy Statement.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (A)1.FINANCIAL STATEMENTS

           See Item 8 above.

2.FINANCIAL STATEMENT SCHEDULES

           See Item 14(d) below.

3.EXHIBITS

 EXHIBIT NO.                              DESCRIPTION
 -----------                              -----------
     3.1        Amended and Restated Articles of Incorporation of the
                Registrant.
     3.2        Bylaws of the Registrant, as amended.
     4.1        Reference is made to Exhibits 3.1 and 3.2.
     4.3(1)     Third Amended and Restated Investors' Rights Agreement dated
                April 19, 1996 among the Registrant and the investors and
                founders named therein.
     4.4(1)     Warrant Agreement between the Registrant and Venture Lending and Leasing, Inc. dated as of October 7, 1995.
    10.1(1)     Infoseek Corporation Stock Option Plan, as amended on March 20,
                1996, subject to qualification by the State of California.
    10.2(1)     Infoseek Corporation 1996 Stock Option/Stock Issuance Plan.
    10.3(1)     Infoseek Corporation Employee Stock Purchase Plan.
    10.4(1)     Form of Offer Letter among the Registrant and its officers.
    10.5(1)     Form of Indemnification Agreement entered into between the
                Registrant and its directors and officers.
    10.6(1)     Series A Preferred Stock Purchase Agreement dated February 25,
                1994 among the Registrant and the investors named therein, as amended March 3, 1994.
    10.7(1)     Series A Preferred Stock Supplemental Purchase Agreement dated
                July 22, 1994 between the Registrant and the Applied Computing
                Systems Institute of Massachusetts, Inc.
    10.8(1)     Series B Preferred Stock Purchase Agreement dated June 30, 1994 among the Registrant and the investors named therein, as
                amended July 7, 1994.
    10.9(1)     Series C Preferred Stock Purchase Agreement dated May 4, 1995 among the Registrant and the investors named therein, as
                amended June 30, 1995.
    10.10(1)    Third Amended and Restated Agreement regarding co-sale dated
                April 19, 1996 among the Registrant and the investors and
                founders named therein.
    10.11(1)    Third Amended and Restated Co-Sale Agreement dated April 19,
                1996 among the founder and the investors named therein.
    10.12(1)    Amended and Restated Put Option Agreement dated May 4, 1995 among the Registrant and the investors named therein.
    10.13(1)    Founders Agreement dated February 1, 1994 among the Registrant and the founders named therein, as amended June 30, 1994.
    10.14(1)(5) Series E Preferred Stock Purchase Agreement dated March 29,
                1996 among the Registrant and the investors named therein.
    10.15(1)    Stock Purchase Agreements dated January 24, 1996 between the
                Registrant and Robert E.L. Johnson III.
    10.16(1)    Employee Stock Purchase Agreement dated January 30, 1996
                between the Registrant and Robert E.L. Johnson. III.
    10.17(1)    Employee Stock Purchase Agreement dated March 28, 1996 between the Registrant and Leonard J. LeBlanc.
    10.18(1)    Employee Stock Purchase Agreement dated March 9, 1996 between the Registrant and John Nauman.
    10.19(1)    Employee Stock Purchase Agreement dated March 9, 1996 between the Registrant and Craig Forman.

 EXHIBIT NO.                              DESCRIPTION
 -----------                              -----------
    10.20(1)    Lease Agreements dated December 13, 1993, November 7, 1995,
                January 8, 1996 and January 10, 1996 between the Registrant and
                Spieker Properties, L.P.
    10.21(2)    Lease extension agreement dated September 11, 1996 and
                September 17, 1996 between Registrant and Spieker Properties,
                L.P.
    10.22(2)    Lease agreement dated September 11, 1996 and September 17, 1996 between Registrant and Spieker Properties, L.P.
    10.23(1)    Standard Office Sublease dated May 30, 1995 between the
                Registrant and Innovative Information Systems, Inc.
    10.24(1)    Standard Form of Office Lease dated April 1996 between the
                Registrant and Richfield Investment Company.
    10.25(1)    Software Development and Licensing Master Agreement dated July
                8, 1994, as amended on February 13, 1995 and April 24, 1995 between the Registrant and Applied Computing Systems Institute
                of Massachusetts, Inc.
    10.26(1)    Software License Agreement between the Registrant and ADB Inc.
                dated December 22, 1995, as amended April 19, 1996.
    10.27(1)    Internet Services and Products Master Agreement dated May 22,
                1995 between the Registrant and BBN Planet Corporation.
    10.28(1)(5) Internet Search Service Access Agreement dated August 23, 1995 between the Registrant and Microsoft Corporation, as amended on
                December 18, 1995.
    10.29(1)(5) Internet Search Service Access Agreement between the Registrant and NETCOM Online Communication Services, Inc. dated October
                13, 1995, as amended on March 20, 1996.
    10.30(1)    Net Search Program--Premier Provider Agreement between the
                Registrant and Netscape Communications Corporation dated March
                22, 1996, as amended on that date.
    10.31(6)    Premier Provider Services Agreement between Registrant and
                Netscape Communications Corporation dated March 17, 1997.
    10.32(1)(5) Software License and Distribution Agreement between the
                Registrant and Personal Library Software, Inc. dated June 17,
                1994.
    10.33(1)(5) XSoft/Infoseek Software Distribution and License Agreement--
                Lexicons, dated March 31, 1996 between the Registrant and
                XSoft, a division of XEROX Corporation.
    10.34(1)    Customer Support Program Agreement for Infoseek among the
                Registrant and SunService Corporation dated January 1, 1996.
    10.35(1)    Purchase Orders dated March 21, 1996, February 1, 1996,
                December 1, 1995, October 25, 1995, October 6, 1995 between the
                Registrant and Sun Microsystems, Inc.
    10.36(1)    Form Consulting Services Agreement among the Registrant and its consultants.
    10.37(1)(5) Letter of Agreement dated April 2, 1996 between the Registrant and HNC Software Inc.
    10.38(1)(5) Agreement in Principle dated March 21, 1996 between the
                Registrant and HNC Software Inc.
    10.39(1)    Joint Marketing Agreement dated effective April 15, 1996
                between the Registrant and Sun Microsystems Inc.
    10.40(1)(5) Online Service Agreement dated February 28, 1995 between the
                Registrant and Reuters NewMedia, Inc., as amended January 4,
                1996 and April 19, 1996.
    10.41(6)    Amendment No. 3 to Online Service Agreement between the
                Registrant and Reuters NewMedia, Inc., dated October 30, 1996.
    10.42(6)    Fourth Amendment to the On-Line Directory Agreement between the
                Registrant and Reuters NewMedia, Inc., dated August 30, 1996.

 EXHIBIT NO.                              DESCRIPTION
 -----------                              -----------
   10.43       Office lease dated March 4, 1997 between Registrant and Limar
               Realty Corp. #8.
   10.44(1)(5) Infoseek/NYNEX Agreement between the Registrant and NYNEX
               Information Technologies Company, dated March 29, 1996.
   10.45(1)(5) Software License Agreement dated March 29, 1996 between the
               Registrant and NYNEX Information Technologies Company.
   10.46(6)    Amendment No. 1 to Infoseek/NYNEX Agreement between the
               Registrant and NYNEX Information Technologies Company, dated May
               10, 1996.
   10.47(6)    Amendment No. 2 to Infoseek/NYNEX Agreement between the
               Registrant and NYNEX Information Technologies Company, dated
               February 19, 1997.
   10.48(1)(5) Agreement between the Registrant and Verity, Inc. dated March
               31, 1996.
   10.49(1)    Cooperation Agreement between the Registrant and Quarterdeck
               Corporation dated April 2, 1996.
   10.50(1)    Infoseek Impressions Agreement--Ad Exchange between the
               Registrant and FreeLoader, Inc. dated March 8, 1996.
   10.51(6)    Amendment No. 1 to XSoft/Infoseek Software Distribution and
               License Agreement, between the Registrant and XSoft, a division of XEROX Corporation, dated December 16, 1996.
   10.52(6)    Amendment No. 2 to XSoft/Infoseek Software Distribution and
               License Agreement, between the Registrant and XSoft, a division of XEROX Corporation, dated December 16, 1996.
   10.53(1)(5) Memorandum of Understanding between the Registrant and IDG
               Communications Inc. dated April 22, 1996.
   10.54(1)    Loan Agreements between the Registrant and Venture Lending &
               Leasing, Inc. dated October 5, 1995 and February 9, 1996 and related Notes (Note No. 42-002 dated March 28, 1996; Note No.
               42-001 dated February 29, 1996; Note No. 27-002 dated November
               30, 1995 and Note No. 27-001 dated October 11, 1995) between the
               Registrant and Venture Lending & Leasing, Inc.
   10.55(3)    Loan and Security Agreement between the Registrant and Silicon
               Valley Bank dated March 31, 1997.
   10.56(1)(5) License and Software Distribution Agreement between the
               Registrant and HNC Software Inc. dated April 25, 1996.
   10.57(1)(5) Amendment No. 3 to Software Development and Licensing Master
               Agreement between the Registrant and Applied Computing Systems
               Institute of Massachusetts, Inc. dated March 18, 1996.
   10.58(1)    First Amendment to Series A Preferred Stock Supplemental
               Purchase Agreement dated March 18, 1996 between the Registrant and the Applied Computing Systems Institute of Massachusetts,
               Inc.
   10.59(5)    Software License Agreement dated May 8, 1996 between the
               Registrant and HNC Software Inc.
   10.60(4)    Amendment No. 1 and 2 to Office Lease dated March 4, 1997
               between Registrant and Limar Realty Corp.
   13.1        Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 1997 expressly incorporated by reference herein (to be filed within 120 days of December 31, 1997).
   23.1        Consent of Ernst & Young LLP, Independent Auditors.
   24.1        Power of Attorney (see page 56).
   27.1(7)     Financial Data Schedule.

--------
(1) Incorporated by reference to the Company's Registration Statement Form S-1, as amended, (File No. 333-04142) declared effective June 11, 1996.
(2) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
(3) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.
(4) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
(5) Confidential treatment granted by order effective June 10, 1996.
(6) Confidential treatment granted by order effective January 24, 1998.
(7) Incorporated by reference to the Company's Registration Statement Form S-3, as amended, (File No. 333-45087) declared effective February 12, 1998.

  (B)REPORTS ON FORM 8-K

     None.

  (C)EXHIBITS

     See Item 14(a)(3) above.

  (D)FINANCIAL STATEMENT SCHEDULES:

     Valuation and Qualifying Accounts Years Ended December 31, 1995, 1996 and 1997

                       VALUATION AND QUALIFYING ACCOUNTS

                                          YEAR ENDED DECEMBER 31,
                             -------------------------------------------------
                                              (IN THOUSANDS)
                                          ADDITIONS
                              BALANCE AT  CHARGED TO
                             BEGINNING OF COSTS AND             BALANCE AT END
                                 YEAR      EXPENSES  WRITE-OFFS    OF YEAR
                             ------------ ---------- ---------- --------------
Allowance for doubtful
 accounts:
  1995......................      --         $ 42        --          $ 42
  1996......................     $ 42        $651      $(343)        $350
  1997......................     $350        $800      $(300)        $850

                               POWER OF ATTORNEY

  KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Harry M. Motro, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and conforming all that said attorney-in-fact, or his substitute or substitutes, any do or cause to be done by virtue hereof.

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

                                          INFOSEEK CORPORATION


                                          By:     /s/ Harry M. Motro
                                             ---------------------------------
                                                      Harry M. Motro
                                            President, Chief Executive Officer
                                                       and Director

             SIGNATURE                 CAPACITY IN WHICH SIGNED           DATE
             ---------                 ------------------------           ----

        /s/ Harry M. Motro           President, Chief Executive      March 13, 1998
--------------------------------
          (Harry M. Motro)           Officer and Director
                                     (Principal Executive
                                     Officer)

       /s/ Leslie E. Wright          Vice President of Finance       March 13, 1998
--------------------------------
         (Leslie E. Wright)          and Chief Financial Officer
                                     (Principal Financial and
                                     Accounting Officer)

       /s/ Steven T. Kirsch          Director                        March 13, 1998
--------------------------------
         (Steven T. Kirsch)

      /s/ Matthew J. Stover          Director                        March 13, 1998
--------------------------------
        (Matthew J. Stover)

       /s/ L. William Krause         Director                        March 13, 1998
--------------------------------
        (L. William Krause)

        /s/ John E. Zeisler          Director                        March 10, 1998
--------------------------------
         (John E. Zeisler)

                               INDEX TO EXHIBITS

 EXHIBIT NO.                              DESCRIPTION
 -----------                              -----------
     3.1        Amended and Restated Articles of Incorporation of the
                Registrant.
     3.2        Bylaws of the Registrant, as amended.
     4.1        Reference is made to Exhibits 3.1 and 3.2.
     4.3(1)     Third Amended and Restated Investors' Rights Agreement dated
                April 19, 1996 among the Registrant and the investors and
                founders named therein.
     4.4(1)     Warrant Agreement between the Registrant and Venture Lending and Leasing, Inc. dated as of October 7, 1995.
    10.1(1)     Infoseek Corporation Stock Option Plan, as amended on March 20,
                1996, subject to qualification by the State of California.
    10.2(1)     Infoseek Corporation 1996 Stock Option/Stock Issuance Plan.
    10.3(1)     Infoseek Corporation Employee Stock Purchase Plan.
    10.4(1)     Form of Offer Letter among the Registrant and its officers.
    10.5(1)     Form of Indemnification Agreement entered into between the
                Registrant and its directors and officers.
    10.6(1)     Series A Preferred Stock Purchase Agreement dated February 25,
                1994 among the Registrant and the investors named therein, as amended March 3, 1994.
    10.7(1)     Series A Preferred Stock Supplemental Purchase Agreement dated
                July 22, 1994 between the Registrant and the Applied Computing
                Systems Institute of Massachusetts, Inc.
    10.8(1)     Series B Preferred Stock Purchase Agreement dated June 30, 1994 among the Registrant and the investors named therein, as
                amended July 7, 1994.
    10.9(1)     Series C Preferred Stock Purchase Agreement dated May 4, 1995 among the Registrant and the investors named therein, as
                amended June 30, 1995.
    10.10(1)    Third Amended and Restated Agreement regarding co-sale dated
                April 19, 1996 among the Registrant and the investors and
                founders named therein.
    10.11(1)    Third Amended and Restated Co-Sale Agreement dated April 19,
                1996 among the founder and the investors named therein.
    10.12(1)    Amended and Restated Put Option Agreement dated May 4, 1995 among the Registrant and the investors named therein.
    10.13(1)    Founders Agreement dated February 1, 1994 among the Registrant and the founders named therein, as amended June 30, 1994.
    10.14(1)(5) Series E Preferred Stock Purchase Agreement dated March 29,
                1996 among the Registrant and the investors named therein.
    10.15(1)    Stock Purchase Agreements dated January 24, 1996 between the
                Registrant and Robert E.L. Johnson III.
    10.16(1)    Employee Stock Purchase Agreement dated January 30, 1996
                between the Registrant and Robert E.L. Johnson. III.
    10.17(1)    Employee Stock Purchase Agreement dated March 28, 1996 between the Registrant and Leonard J. LeBlanc.
    10.18(1)    Employee Stock Purchase Agreement dated March 9, 1996 between the Registrant and John Nauman.
    10.19(1)    Employee Stock Purchase Agreement dated March 9, 1996 between the Registrant and Craig Forman.

 EXHIBIT NO.                              DESCRIPTION
 -----------                              -----------
    10.20(1)    Lease Agreements dated December 13, 1993, November 7, 1995,
                January 8, 1996 and January 10, 1996 between the Registrant and
                Spieker Properties, L.P.
    10.21(2)    Lease extension agreement dated September 11, 1996 and
                September 17, 1996 between Registrant and Spieker Properties,
                L.P.
    10.22(2)    Lease agreement dated September 11, 1996 and September 17, 1996 between Registrant and Spieker Properties, L.P.
    10.23(1)    Standard Office Sublease dated May 30, 1995 between the
                Registrant and Innovative Information Systems, Inc.
    10.24(1)    Standard Form of Office Lease dated April 1996 between the
                Registrant and Richfield Investment Company.
    10.25(1)    Software Development and Licensing Master Agreement dated July
                8, 1994, as amended on February 13, 1995 and April 24, 1995 between the Registrant and Applied Computing Systems Institute
                of Massachusetts, Inc.
    10.26(1)    Software License Agreement between the Registrant and ADB Inc.
                dated December 22, 1995, as amended April 19, 1996.
    10.27(1)    Internet Services and Products Master Agreement dated May 22,
                1995 between the Registrant and BBN Planet Corporation.
    10.28(1)(5) Internet Search Service Access Agreement dated August 23, 1995 between the Registrant and Microsoft Corporation, as amended on
                December 18, 1995.
    10.29(1)(5) Internet Search Service Access Agreement between the Registrant and NETCOM Online Communication Services, Inc. dated October
                13, 1995, as amended on March 20, 1996.
    10.30(1)    Net Search Program--Premier Provider Agreement between the
                Registrant and Netscape Communications Corporation dated March
                22, 1996, as amended on that date.
    10.31(6)    Premier Provider Services Agreement between Registrant and
                Netscape Communications Corporation dated March 17, 1997.
    10.32(1)(5) Software License and Distribution Agreement between the
                Registrant and Personal Library Software, Inc. dated June 17,
                1994.
    10.33(1)(5) XSoft/Infoseek Software Distribution and License Agreement--
                Lexicons, dated March 31, 1996 between the Registrant and
                XSoft, a division of XEROX Corporation.
    10.34(1)    Customer Support Program Agreement for Infoseek among the
                Registrant and SunService Corporation dated January 1, 1996.
    10.35(1)    Purchase Orders dated March 21, 1996, February 1, 1996,
                December 1, 1995, October 25, 1995, October 6, 1995 between the
                Registrant and Sun Microsystems, Inc.
    10.36(1)    Form Consulting Services Agreement among the Registrant and its consultants.
    10.37(1)(5) Letter of Agreement dated April 2, 1996 between the Registrant and HNC Software Inc.
    10.38(1)(5) Agreement in Principle dated March 21, 1996 between the
                Registrant and HNC Software Inc.
    10.39(1)    Joint Marketing Agreement dated effective April 15, 1996
                between the Registrant and Sun Microsystems Inc.
    10.40(1)(5) Online Service Agreement dated February 28, 1995 between the
                Registrant and Reuters NewMedia, Inc., as amended January 4,
                1996 and April 19, 1996.
    10.41(6)    Amendment No. 3 to Online Service Agreement between the
                Registrant and Reuters NewMedia, Inc., dated October 30, 1996.
    10.42(6)    Fourth Amendment to the On-Line Directory Agreement between the
                Registrant and Reuters NewMedia, Inc., dated August 30, 1996.

 EXHIBIT NO.                              DESCRIPTION
 -----------                              -----------
   10.43       Office lease dated March 4, 1997 between Registrant and Limar
               Realty Corp. #8.
   10.44(1)(5) Infoseek/NYNEX Agreement between the Registrant and NYNEX
               Information Technologies Company, dated March 29, 1996.
   10.45(1)(5) Software License Agreement dated March 29, 1996 between the
               Registrant and NYNEX Information Technologies Company.
   10.46(6)    Amendment No. 1 to Infoseek/NYNEX Agreement between the
               Registrant and NYNEX Information Technologies Company, dated May
               10, 1996.
   10.47(6)    Amendment No. 2 to Infoseek/NYNEX Agreement between the
               Registrant and NYNEX Information Technologies Company, dated
               February 19, 1997.
   10.48(1)(5) Agreement between the Registrant and Verity, Inc. dated March
               31, 1996.
   10.49(1)    Cooperation Agreement between the Registrant and Quarterdeck
               Corporation dated April 2, 1996.
   10.50(1)    Infoseek Impressions Agreement--Ad Exchange between the
               Registrant and FreeLoader, Inc. dated March 8, 1996.
   10.51(6)    Amendment No. 1 to XSoft/Infoseek Software Distribution and
               License Agreement, between the Registrant and XSoft, a division of XEROX Corporation, dated December 16, 1996.
   10.52(6)    Amendment No. 2 to XSoft/Infoseek Software Distribution and
               License Agreement, between the Registrant and XSoft, a division of XEROX Corporation, dated December 16, 1996.
   10.53(1)(5) Memorandum of Understanding between the Registrant and IDG
               Communications Inc. dated April 22, 1996.
   10.54(1)    Loan Agreements between the Registrant and Venture Lending &
               Leasing, Inc. dated October 5, 1995 and February 9, 1996 and related Notes (Note No. 42-002 dated March 28, 1996; Note No.
               42-001 dated February 29, 1996; Note No. 27-002 dated November
               30, 1995 and Note No. 27-001 dated October 11, 1995) between the
               Registrant and Venture Lending & Leasing, Inc.
   10.55(3)    Loan and Security Agreement between the Registrant and Silicon
               Valley Bank dated March 31, 1997.
   10.56(1)(5) License and Software Distribution Agreement between the
               Registrant and HNC Software Inc. dated April 25, 1996.
   10.57(1)(5) Amendment No. 3 to Software Development and Licensing Master
               Agreement between the Registrant and Applied Computing Systems
               Institute of Massachusetts, Inc. dated March 18, 1996.
   10.58(1)    First Amendment to Series A Preferred Stock Supplemental
               Purchase Agreement dated March 18, 1996 between the Registrant and the Applied Computing Systems Institute of Massachusetts,
               Inc.
   10.59(5)    Software License Agreement dated May 8, 1996 between the
               Registrant and HNC Software Inc.
   10.60(4)    Amendment No. 1 and 2 to Office Lease dated March 4, 1997
               between Registrant and Limar Realty Corp.
   13.1        Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 1997 expressly incorporated by reference herein (to be filed within 120 days of December 31, 1997).
   23.1        Consent of Ernst & Young LLP, Independent Auditors.
   24.1        Power of Attorney (see page 56).
   27.1(7)     Financial Data Schedule.

--------
(1) Incorporated by reference to the Company's Registration Statement Form S-1, as amended, (File No. 333-04142) declared effective June 11, 1996.
(2) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
(3) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.
(4) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
(5) Confidential treatment granted by order effective June 10, 1996.
(6) Confidential treatment granted by order effective January 24, 1998.
(7) Incorporated by reference to the Company's Registration Statement Form S-3, as amended, (File No. 333-45087) declared effective February 12, 1998.