Form 10-Q
period 1998-03-31
INFOSEEK CORP
filed 1998-05-15
CIK 920729

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

     X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    ---
                              EXCHANGE ACT OF 1934

                 For the quarterly period ending March 31, 1998

                                       OR

     __TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

           For the transition period from_________________________ to

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


Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           Yes       X            No
                              -----------

As of April 30, 1998, there were 31,317,705 shares of the registrant's common stock outstanding.


PART I          FINANCIAL INFORMATION                                                    NUMBER

ITEM 1:         Financial Statements

                Condensed Balance Sheets as of March 31, 1998
                      and December 31, 1997.............................................    3
                Condensed Statements of Operations for the Three
                      Months Ended March 31, 1998 and 1997..............................    4
                Condensed Statements of Cash Flows for the Three
                      Months Ended March 31, 1998 and 1997..............................    5
                Notes to Condensed Financial Statements.................................    6

ITEM 2:         Management's Discussion and Analysis of Financial Conditions
                      and Results of Operations.........................................    9

ITEM 3:         Qualitative and Quantitative Disclosures about Market Risk..............   18

PART II         OTHER INFORMATION

ITEM 6:         Exhibits and Reports on Form 8-K .......................................   30

Signatures      ........................................................................   31


PART I:   FINANCIAL INFORMATION

ITEM 1.   Financial Statements

                              INFOSEEK CORPORATION
                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                  MARCH 31,
                                                    1998       DECEMBER 31,
ASSETS                                           (UNAUDITED)       1997
                                                 -----------   ------------

Current assets:
  Cash and cash equivalents                        $  1,053         $ 3,218
  Short-term investments                             71,410          28,116
  Accounts receivable, net                            7,434           6,918
  Other current assets                                  633             626
                                                   --------         -------
     Total current assets                            80,530          38,878

Property and equipment, net                          11,094          10,283
Deposits and other assets                             1,993           1,993
                                                   --------         -------
     Total assets                                  $ 93,617         $51,154
                                                   ========         =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                 $  3,921         $ 4,779
  Accrued payroll and related expenses                1,293           1,618
  Accrued liabilities to service providers            5,135           4,221
  Other accrued liabilities                           2,404           2,045
  Deferred revenue                                    3,491           2,542
  Accrued restructuring and other charges             1,416           1,877
  Short-term obligations                              3,033           2,475
                                                   --------         -------
     Total current liabilities                       20,693          19,557

Long-term obligations                                 3,493           4,329

Shareholders' equity:
  Common stock                                      117,084          73,565
  Accumulated deficit                               (46,916)        (45,394)
  Deferred compensation                                (587)           (753)
  Notes receivable from shareholders                   (150)           (150)
                                                    --------        --------
     Total shareholders' equity                       69,431          27,268
                                                    --------        --------
     Total liabilities and shareholders' equity     $ 93,617        $ 51,154
                                                    ========        ========

                  See notes to condensed financial statements.

                              INFOSEEK CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                              THREE MONTHS ENDED
                                                                    MARCH 31,
                                                             -----------------------
                                                                1998         1997
                                                             ----------   ----------
Total revenues                                                 $14,311      $ 6,151
Cost of revenues                                                 2,088        1,284
                                                               -------      -------
Gross profit                                                    12,223        4,867
Operating expenses:
  Research and development                                       2,037        1,592
  Sales and marketing                                           10,467        6,453
  General and administrative                                     1,746        1,333
                                                               -------      -------
  Total operating expenses                                      14,250        9,378

Operating loss                                                  (2,027)      (4,511)
Interest income, net                                               505          405
                                                               -------      -------

Net loss                                                       $(1,522)     $(4,106)
                                                               =======      =======

Basic and diluted net loss per share                            $(0.05)      $(0.16)

Shares used in computing basic and diluted net
loss per share                                                  28,506       25,468


                  See notes to condensed financial statements.

                              INFOSEEK CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                     ----------------------
                                                                       1998         1997
                                                                     ---------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                             $ (1,522)    $ (4,106)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                         1,450        1,250
  Amortization of unearned compensation                                    96          276
Changes in assets and liabilities:
  Accounts receivable                                                    (516)        (396)
  Other current assets                                                     (7)        (109)
  Accounts payable                                                       (858)      (1,026)
  Accrued payroll and related expenses                                   (325)        (413)
  Accrued liabilities to service providers                                914          227
  Other accrued liabilities                                               359          (69)
  Accrued restructuring and other charges                                (461)         ---
  Deferred revenue                                                        949          984
                                                                     --------     --------
  Net cash provided (used) in operating activities                         79       (3,382)
INVESTING ACTIVITIES
Purchase of available-for-sale short-term investments                 (58,230)     (11,151)
Proceeds from sales and maturities of available-
  for-sale investments                                                 14,936       15,751
Increase in investments, deposits and other assets                        ---       (1,626)
Purchases of property and equipment                                    (2,261)      (1,302)
                                                                     --------      -------
Net cash provided by (used) in investing activities                   (45,555)       1,672
FINANCING ACTIVITIES
Proceeds from term loan                                                   ---        2,144
Repayments of term loan                                                  (278)        (237)
Proceeds from sale of common stock, net                                43,589          284
                                                                     --------      -------
Net cash provided by financing activities                              43,311        2,191
                                                                     --------      -------
Net increase (decrease) in cash and cash equivalents                   (2,165)         481
Cash and cash equivalents at beginning of period                        3,218        3,786
                                                                     --------      -------
Cash and cash equivalents at end of period                           $  1,053      $ 4,267
                                                                     ========      =======

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Cash paid for interest amounted to $166,000 and $112,000 for the three months ended March 31, 1998 and 1997 respectively.

                  See notes to condensed financial statements.

                              INFOSEEK CORPORATION

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

Infoseek Corporation (the "Company") provides leading Internet search and navigation technology, products and services that use the Web to connect its viewers' personal, work and community lives. As a "connected" media company, Infoseek is able to segment viewers by interest area, providing advertisers with focused and targeted audiences. The Infoseek Service is a comprehensive Internet gateway that combines search and navigation with directories of relevant information sources and content sites, offers chat and instant messaging for communicating shared interests and facilitates the purchase of related goods and services. The Company conducts its business within one industry segment.

The financial information included herein is unaudited, except for the December 31, 1997 balance sheet which was derived from audited financial statements. The financial information included herein has been prepared by the Company in accordance with generally accepted accounting principles and reflects all adjustments, consisting only of normal recurring adjustments which in the opinion of management are necessary to state fairly the Company's financial position, results of operations, and cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting period. Actual results will differ from those estimates, and such differences may be material to the financial statements. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1997 included in the Company's report Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results to be expected for any future periods.

2. NET LOSS PER SHARE

In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share. Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary and fully diluted earnings per share, outstanding nonvested shares are not included in the computations of basic and diluted earnings per share until the time-based vesting restriction has lapsed. Basic earnings per share also excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):


                                                               THREE MONTHS ENDED
                                                                     MARCH 31,
                                                             ------------------------
                                                                 1998         1997
                                                              ----------   ----------
Numerator:
  Net loss                                                       $(1,522)     $(4,106)
Numerator for basic and diluted loss per share                   $(1,522)     $(4,106)
                                                                 =======      =======
Weighted average of common shares                                 28,506       25,468
Denominator for basic and diluted loss per share                  28,506       25,468
                                                                 =======      =======

Basic and diluted loss per share                                 $ (0.05)     $ (0.16)
                                                                 =======      =======

3. NEW ACCOUNTING PRONOUNCEMENT

The Company has adopted the American Institute of Certified Public Accountants Statement of Position, Software Revenue Recognition (SOP 97-2) effective the first quarter of 1998. The adoption does not have material effect on the Company's revenue recognition policy.

4. COMPREHENSIVE INCOME

The Company has adopted Statement of Financial Accounting Standards No. 130 (SFAS No. 130), "Reporting Comprehensive Income". SFAS No. 130 establishes new rules for reporting and display of comprehensive income and its components; however, the adoption of this statement has no impact on the Company's net loss or shareholders equity. SFAS No. 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. During the first quarter 1998, unrealized gain or losses from available-for-sale securities were immaterial.

5. RESTRUCTURING AND OTHER CHARGES

During the second quarter of 1997, the Company recorded restructuring and other charges of approximately $7,400,000, of which approximately $6,200,000 related to the discontinuance of certain business arrangements, which were determined to be non-strategic, and approximately $1,200,000 related to management changes. Of these restructuring charges, approximately $5,000,000 involves cash outflows, of which $3,584,000 has been completed as of March 31, 1998. Non-cash restructuring charges of approximately $2,400,000 relate primarily to the write-down of certain non-strategic business assets. There have been no material changes to the restructuring plan or in the estimates of the restructuring costs. As of March 31, 1997, the Company has approximately $1,416,000 remaining in its restructuring reserve, which is anticipated to be fully utilized by mid 1998.

6. SUBSEQUENT EVENT

On April 17, 1998, the Company acquired WebChat Communications, Inc. ("WebChat") in a tax-free reorganization in which WebChat was merged directly into the Company. The Company has exchanged approximately 316,000 shares of Infoseek Corporation common stock and has reserved approximately 11,000 shares for WebChat options assumed by the Company. The shares to be exchanged represent 0.03 shares of common stock of the Company for each share of the common, and preferred stock of WebChat. Merger related expenses, which are not expected to be significant, will be recorded in the second quarter of 1998. The merger has been accounted for under the pooling-of-interests method.

The following information shows revenue and net income of the separate companies during the periods preceding the merger (in thousands):


                         Quarter ended March 31,
                        -------------------------
                           1998          1997
                        -----------   -----------
      Net revenue:
         Infoseek          $14,311       $ 6,151
         WebChat               142            89
                           -------       -------
         Combined          $14,453       $ 6,240
                           =======       =======

      Net income:
         Infoseek          $(1,522)      $(4,106)
         WebChat              (278)         (399)
                           -------       -------
         Combined          $(1,800)      $(4,505)
                           =======       =======


7. NETSCAPE AGREEMENT

The Company's current agreement with Netscape provides for the Company to pay an aggregate of $12,500,000 in cash and reciprocal advertising ($10,000,000 in cash and $2,500,000 in reciprocal advertising) to be one of four non-exclusive premier providers of navigational services (along with Excite, Lycos and Yahoo!) which expired on April 30, 1998, but was subsequently extended through May 31, 1998. During the three months ended March 31, 1998 and 1997, the Company recognized $2,500,000 and $1,250,000, respectively, of expense related to this agreement. The payments to Netscape are being recognized ratably over the term of the agreement. At March 31, 1998, the Company has approximately $5,968,000 of cash commitment remaining in connection with this agreement, which includes $5,135,000 of accrued liabilities to service providers. Recently Netscape has announced that they have signed a two-year strategic partnership with Excite to build out content based channels jointly for Netscape's Web site and to create co-branded search, thereby competing directly with the Company. Under terms of this agreement, Netscape and Excite will each serve as a premier provider, with each receiving 25 percent of the net search rotation--the percentage of pages served to visitors who have not selected a preferred provider. The remaining 50 percent of premier provider rotations will be allocated or divided and sold among the remaining navigational service providers (the allocated percent rotation of premier provider rotations which will be shared by other navigational service providers, decreases to 25 percent in 1999).

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth in "Risk Factors" that may affect future results and other factors discussed else where in this quarterly report.

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

Since inception and through the first quarter of 1998, the Company has achieved significant growth in traffic and revenues. The Company's first quarter 1998 revenues of approximately $14,311,000 represents a 133% increase as compared to the first quarter 1997 revenues of approximately $6,151,000. The Company's average daily page views increased 36% in March 1998 as compared to December 1997 and averaged 17.3 million during the month of March 1998. Through March 1998, the Company derived a substantial majority of its revenues from the sale of advertisements on its Web pages. Advertising revenues accounted for approximately 88% of total revenues during the first quarter of 1998 compared with 96% during the first quarter of 1997. Most of the

Company's contracts with advertising customers have terms of three months or less, with options to cancel at any time.

Beginning with the October 1997 launch of the enhanced version of the Infoseek Service, the Company began to sell channel sponsorships to advertisers, sponsors and partners. Through the first quarter 1998, the Company entered into various sponsor and partnership agreements covering certain topics within five of the Company's 16 channels, including an exclusive relationship with Borders OnLine, Inc. for the sale of books. The duration of the Company's sponsorship and partnership agreements range from two months to two years and revenues are generally recognized ratably over the term of the agreements, provided that minimum impressions are met, and are included in advertising revenues.

Beginning in early 1997, the Company began to license its Ultraseek Server product to corporate customers for use on their intranets and public Web sites. Such licensing revenues represented approximately 12% and 4% of total revenues during the first quarter of 1998 and 1997, respectively.

The Company's significant growth and limited operating history in a rapidly evolving industry makes it difficult to manage operations and predict future operating results. The Company has incurred significant net losses since inception and expects to continue to incur significant losses on a quarterly and annual basis in 1998 and may do so in subsequent fiscal periods. As of March 31, 1998, the Company had an accumulated deficit of $46,916,000. The Company and its prospects must be considered in light of the risks, costs and difficulties frequently encountered by companies in their early stage of development, particularly companies in the new and rapidly evolving Internet market. There can be no assurance that the Company will be able to address any of these challenges. Although the Company has experienced significant revenue growth in 1997 and in the first quarter of 1998, there can be no assurance that this growth rate will be sustained or that revenues will continue to grow or that the Company will achieve profitability. In 1997 and in the first quarter of 1998, the Company significantly increased its operating expenses as a result of a substantial increase in its sales and marketing operation, development of new distribution channels, broadening of its customer support capabilities and funding of greater levels of research and development. Further increases in operating expenses are planned during fiscal 1998. To the extent that any such expenses are not timely followed by increased revenues, the Company's business, results of operations, financial condition and prospects would be materially adversely affected.

As a result of the Company's limited operating history as well as the recent emergence of both the Internet and intranet markets addressed by the Company, the Company has neither internal nor industry-based historical financial data for any significant period of time upon which to project revenues or base planned operating expenses. The Company expects that its results of operations may also fluctuate significantly in the future as a result of a variety of factors, including: the continued rate of growth, usage and acceptance of the Internet and intranets as information media; the rate of acceptance of the Internet as an advertising medium and a channel of commerce; demand for the Company's products and services; the advertising budgeting cycles of individual advertisers; the introduction and acceptance of new, enhanced or alternative products or services by the Company or by its competitors; the Company's ability to anticipate and effectively adapt to a developing market and to rapidly changing technologies; the Company's ability to attract, retain and motivate qualified personnel; initiation, implementation, renewal or expiration of significant contracts with Bell Atlantic, Borders OnLine, Inc., Microsoft, Netscape and others; pricing changes by the Company or its competitors; specific economic conditions in the Internet and intranet markets; general economic conditions; and other factors. Substantially all of the Company's revenues have been generated from the sale of advertising, and the Company expects to continue to derive substantially all of its revenues from selling advertising and related products for the foreseeable future.

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

Accordingly, the Company believes that its quarterly revenues are likely to vary significantly in the future, that period-to-period comparisons are not necessarily meaningful and that such comparisons should not necessarily be relied upon as an indication of the Company's future performance. Due to the foregoing factors, it is likely that in future periods, the Company's operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected. See "Risk Factors--Limited Operating History; Historical Losses; Anticipation of Continued Losses," "--Potential Fluctuations in Future Results," "--Relationship With Netscape" and "--Developing Market; Unproven Acceptance of Internet Advertising and of the Company's Products and Services."

RESULTS OF OPERATIONS

Total Revenue

For the three months ended March 31, 1998 and 1997 total revenues were $14,311,000, and $6,151,000, respectively.

During the first quarter of 1998 and 1997 the Company derived a substantial majority of its revenues from the sale of advertisements on its Web pages. Advertising revenues in the three months ended March 31, 1998 and 1997 were $12,641,000, and $5,933,000, respectively, representing 88% and 96% of total revenues in such periods. The growth in advertising revenues is attributable to the increased use of the Internet for information publication, distribution and commerce coupled with the development and acceptance of the Internet as an advertising medium and increased viewer traffic on the Infoseek Service. The Company expects to continue to derive a substantial majority of its revenues for the foreseeable future from selling advertising space on its Web sites. Advertising revenues are derived principally from short-term advertising contracts in which the Company guarantees a minimum number of impressions (displays of an advertisement to the viewer) for a fixed fee. Advertising revenues are recognized ratably over the term of the contract during which services are provided and are stated net of customer discounts. To the extent minimum guaranteed impressions are not met, the Company defers recognition of the corresponding revenue until the remaining guaranteed impression levels are achieved. Deferred revenue is comprised of billings in excess of recognized revenue related to advertising contracts.

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

The balance of total revenues was derived from the licensing of the Ultraseek Server product to businesses for internal use in their intranets, extranets or public sites. This licensing revenue represented approximately 12% and 4% of total revenue for the three month period ended March 31, 1998 and 1997, respectively.

The Company's current business model is to generate revenues through the sale of advertising on the Internet. There can be no assurance that current advertisers will continue to purchase advertising space and services from the Company or that the Company will be able to successfully attract additional advertisers.

Cost of Revenues

For the three months ended March 31, 1998 and 1997, cost of revenues were $2,088,000, and $1,284,000, respectively. Cost of revenues consists primarily of expenses associated with the enhancement, maintenance and support of the Company's Web sites, including telecommunications costs and equipment depreciation. Cost of revenues also includes expenses associated with the licensing of certain third-party technologies. Cost of revenues increased in the three months ended March 31, 1998 and 1997 as the Company added additional equipment and personnel to support its Web sites and as royalties due to certain third parties increased. The Company expects its cost of revenues will continue to increase in absolute dollars and possibly as a percentage of revenues as it upgrades equipment and maintenance and support personnel and adds content partners to meet the growing demands for Web services.

Operating Expenses

The Company's operating expenses have increased in absolute dollars during the first quarter 1998 compared to the first quarter 1997 as the Company has expanded its business and the marketing of its services and products. The Company expects operating expenses to continue to increase in dollar amount in the future as the Company continues to expand its business.

The Company recorded aggregate deferred compensation of $5,666,000 in connection with certain stock options granted through 1997. The amortization of such deferred compensation is being charged to operations over the vesting periods of the options, which are typically four years. For the three months ended March 31, 1998 and 1997, the Company amortized $96,000 and $276,000, respectively, related to stock options. The amortization of this deferred compensation will continue to have an adverse effect on the Company's results of operations through 1999.

Research and Development

For the three months ended March 31, 1998 and 1997 research and development expenses were $2,037,000 and $1,592,000, respectively. Research and development expenses consist principally of personnel costs, consulting and equipment depreciation. Costs related to research, design and development of products and services have been charged to research and development expense as incurred.

The increase in research and development expenses for 1998 over 1997 was primarily the result of on-going enhancements to the Infoseek Service and the development and implementation of new technology and products. The Company believes that a significant level of product development expenses is required to continue to remain competitive in its industry. Accordingly, the Company anticipates that it will continue to devote substantial resources to product development and that these costs are expected to continue to increase in dollar amount in future periods.

Sales and Marketing

For the three months ended March 31, 1998 and 1997 sales and marketing expenses were $10,467,000, and $6,453,000, respectively. Sales and marketing expenses consist primarily of compensation of sales and marketing personnel, advertising and promotional expenses.

Sales and marketing expenses for the three month period ended March 31, 1998 and 1997 included payments made to Netscape pursuant to an arrangement for the listing of the Company's service on the Netscape Web page. The original agreement with Netscape provided for payments of up to an aggregate of $5,000,000 in cash and reciprocal advertising ($3,500,000 in cash and $1,500,000 in reciprocal advertising) over the course of the one-year term of the agreement. The current agreement with Netscape provides for the Company to pay an aggregate of $12,500,000 in cash and reciprocal advertising ($10,000,000 in cash and $2,500,000 in reciprocal advertising) to be one of four non-exclusive premier providers of navigational services (along with Excite, Lycos and Yahoo!) which expired on April 30, 1998, but was subsequently extended through May 31, 1998. During the three months ended March 31, 1998 and 1997, the Company recognized $2,500,000 and $1,250,000, respectively, of expense related to this agreement. The payments to Netscape are being recognized ratably over the term of the agreement. At March 31, 1998, the Company has approximately $5,968,000 of cash commitment remaining in connection with this agreement, which includes $5,135,000 of accrued liabilities to service providers.

Recently Netscape has announced that they have signed a two-year strategic partnership with Excite to build out content based channels jointly for Netscape's Web site and to create co-branded search, thereby competing directly with the Company. Under terms of this agreement, Netscape and Excite will each serve as a premier provider, with each receiving 25 percent of the net search rotation--the percentage of pages served to visitors who have not selected a preferred provider. The remaining 50 percent of premier provider rotations will be allocated or divided and sold among the remaining navigational service providers (the allocated percent rotation of premier provider rotations, which will be shared by other navigational service providers, decreases to 25 percent in 1999). Although the Company is currently in discussions with Netscape about a new agreement and continuing to purchase search traffic and to be a premier provider who will share in the remaining available rotation, there can be no assurance that Netscape will be willing to renew the agreement with the Company on commercially equivalent terms or on other terms that may be satisfactory to the Company, if at all. The failure to renew the Netscape agreement would result, at least in the short term, and could result, in the long-term, in a material reduction in traffic to the Infoseek Web site. This could, in turn, result in advertisers on the Company's Web sites, including channel sponsors, terminating their contracts with the Company as such contracts are typically of short duration and terminable on relatively short notice, reducing the number of impressions purchased. Furthermore, the Company's contracts with advertisers generally guarantee a minimum number of page views, and a failure to achieve the minimum page views could result in a reduction in payments to the Company or compel the Company to provide "make good" impressions if such minimums are not met. If the Company is unable to develop viable alternative distribution channels to Netscape or is otherwise unable to offset a reduction in traffic, advertising revenues would be substantially adversely affected, resulting in the Company's business, results of operations, financial condition and prospects being materially and adversely affected. See "Risk Factors--Relationship With Netscape and Intense Competition."

In addition, in July 1997, the Company entered into an agreement with Netscape whereby it was designated as a premier provider of international search and navigational guide services for the Netscape Net Search Program, for 10 Netscape local Web sites. The Company's agreement with Netscape provides for payments of up to a maximum aggregate of $1,219,000 in cash and reciprocal advertising over the one-year term of the agreement. During the three months ended March 31, 1998, the Company recognized sales and marketing expenses of approximately $100,000 under this agreement as a component of sales and marketing expense.

The increase in sales and marketing expenses for the three months ended 1998 over 1997 was also the result of hiring additional sales and marketing personnel and an increase in promotional and advertising activity including advertising campaigns in both 1998 and 1997, including television. The Company expects to increase the amount of promotional and advertising expenses and anticipates hiring additional sales representatives in future periods.

General and Administrative

For the three months ended March 31, 1998 and 1997 general and administrative expenses were $1,746,000, and $1,333,000, respectively. General and administrative expenses consist primarily of compensation of administrative and executive personnel, facility costs and fees for professional services.

The increase in general and administrative expenses for the three months ended March 31, 1998 over the comparable periods in 1997 was also the result of hiring additional administrative and executive staff and adding infrastructure to manage the expansion of the business. The Company anticipates that its general and administrative expenses will continue to increase in dollar amount as the Company continues to expand its administrative and executive staff.

Restructuring and Other Charges

During the second quarter of 1997, the Company recorded restructuring and other charges of approximately $7,400,000, of which approximately $6,200,000 related to the discontinuance of certain business arrangements which were determined to be non-strategic, and approximately $1,200,000 related to management changes. Of these restructuring charges, approximately $5,000,000 involved cash outflows, of which $3,584,000 had been paid as of March 31, 1998. Non-cash restructuring charges of approximately $2,400,000 related primarily to the write-down of certain non-strategic business assets. There have been no material changes to the restructuring plan or in the estimates of the restructuring costs. As of March 31, 1998, the Company had approximately $1,416,000 remaining in its restructuring reserve, which is currently expected to be fully utilized by mid 1998.

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

Merger with WebChat Communications, Inc.

On April 17, 1998, the Company acquired WebChat Communications, Inc. ("WebChat") in a tax-free reorganization in which WebChat was merged directly into the Company. The Company has exchanged approximately 316,000 shares of Infoseek Corporation common stock and has reserved approximately 11,000 shares for WebChat options assumed by the Company. The shares to be exchanged represent
0.03 shares of common stock of the Company for each share of the common, and preferred stock of WebChat. Merger related expenses, which are not expected to be significant, will be recorded in the second quarter of 1998. The merger has been accounted for under the pooling-of-interests method.

LIQUIDITY AND CAPITAL RESOURCES

From inception through May 1996, the Company financed its operations and met its capital expenditure requirements primarily from proceeds derived from the issuance of equity, convertible debt securities and equipment term loans. In February 1998, the Company completed a follow-on public offering and received approximately $43,015,000 net of underwriting discounts, commissions and other offering costs.

For the first three months ended March 31, 1998, operating activities provided cash of $79,000 due to increases in depreciation and amortization, deferred revenue and liabilities partially offset by net loss and increase in accounts receivable. For the three month period ended March 31, 1997, operating activities used cash of $3,382,000 due to net losses, decreases in accounts payable and increases in accounts receivable, partially offset by increases in depreciation and amortization and deferred revenue. For the first three months ended March 31, 1998, investing activities used cash of $45,555,000 primarily related to the purchase of short-term investments. For the three months ended March 31, 1997, investing activities provided net cash of $1,672,000, primarily associated with sale of short-term investments. Financing activities generated cash of $43,311,000, and $2,191,000, in the first three months of 1998 and 1997, respectively, primarily from the follow-on public offering in March 1998 and equipment term loans in March 1997.

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

The Company had $72,463,000 in cash, cash equivalents and short-term investments at March 31, 1998. Also, in March 1997, the Company entered into a four-year, $5,000,000 equipment term loan facility. The Company currently anticipates that its cash, cash equivalents, short-term investments, available funds under its equipment term loan facility and cash flows generated from advertising revenues, will be sufficient to meet its anticipated needs for working capital and other cash requirements through at least March 31, 1999. Thereafter, the Company may need to raise additional funds. The Company may need to raise additional funds sooner, however, in order to fund more rapid expansion, to develop new or enhance existing services or products, to respond to competitive pressures or to acquire complementary products, businesses or technologies. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of the shareholders of the Company will be reduced, shareholders may experience additional dilution and such securities may have rights, preferences or privileges senior to those of the holders of the Company's Common Stock. There can be no assurance that additional financing will be available on terms favorable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, the Company's ability to fund expansion, take advantage of acquisition opportunities, develop or enhance services or products or respond to competitive pressures would be significantly limited. Such limitation could have a material adverse effect on the Company's business, results of operations, financial condition and prospects. The estimate of the period for which the Company expects its available funds to be sufficient to meet its capital requirements is a forward-looking statement that involves risks and uncertainties. There can be no assurance that the Company will be able to meet its working capital and other cash requirements for this period as a result of a number of factors including but not limited to those described under "Risk Factors--Future Capital Needs; Uncertainty of Additional Financing."

ITEM 3: Qualitative and Quantitative Disclosures about Market Risk

In evaluating the Company's business, investors should carefully consider the following risk factors in addition to the other information set forth herein or incorporated herein by reference.

LIMITED OPERATING HISTORY; HISTORICAL LOSSES; ANTICIPATION OF CONTINUED LOSSES. The Company's limited operating history makes it difficult to manage operations and predict future operating results. The Company has incurred significant net losses since inception and expects to continue to incur significant losses on a quarterly and annual basis in 1998 and may do so in subsequent fiscal periods. As of March 31, 1998, the Company had an accumulated deficit of $46,916,000. The Company and its prospects must be considered in light of the risks, costs and difficulties frequently encountered by companies in their early stage of development, particularly companies in the new and rapidly evolving Internet market. There can be no assurance that the Company will be able to address any of these challenges. Although the Company has experienced significant revenue growth in 1997, there can be no assurance that this growth rate will be sustained or that revenues will continue to grow or that the Company will achieve profitability. In 1997 and the first quarter of 1998, the Company significantly increased its operating expenses as a result of a substantial increase in its sales and marketing efforts, development of new distribution channels, expansion of its customer support capabilities and to fund greater levels of research and development. Further increases in operating expenses are planned during fiscal 1998. To the extent that any such expenses are not timely followed by increased revenues, the Company's business, results of operations, financial condition and prospects would be materially adversely affected.

RELATIONSHIP WITH NETSCAPE. Since March 1995, the Company has been a featured provider of navigational services on the Web page of Netscape. In 1996 and 1997 and during the first quarter of 1998, approximately 65%, 36% and 26%, respectively, of all page views served on the Infoseek Service came from traffic attributable to the Netscape Web page. The current agreement with Netscape provides for the Company to pay an aggregate of $12,500,000 in cash and reciprocal advertising ($10,000,000 in cash and $2,500,000 in reciprocal advertising) to be one of four non-exclusive premier providers of navigational services (along with Excite, Lycos and Yahoo!) which expired on April 30, 1998, but was subsequently extended through May 31, 1998. Recently, Netscape has announced that they have signed a two-year strategic partnership with Excite to build out content based channels jointly for Netscape's Web site and to create co-branded search, thereby competing directly with the Company. Under terms of this agreement, Netscape and Excite will each serve as a premier provider, with each receiving 25 percent of the net search rotation--the percentage of pages served to visitors who have not selected a preferred provider. The remaining 50 percent of premier provider rotations will be allocated or divided and sold among the remaining navigational service providers (the allocated percent rotation of premier provider rotations, which will be shared by other navigational service providers, decreases to 25 percent in 1999). Although the Company is currently in discussions with Netscape about a new agreement and continuing to purchase search traffic and to be a premier provider who will share in the remaining available rotation, there can be no assurance that Netscape will be willing to renew the agreement with the Company on commercially equivalent terms or on other terms that may be satisfactory to the Company, if at all. The failure to renew the Netscape agreement would result, at least in the short term, and could result, in the long-term, in a material reduction in traffic to the Infoseek Web site. This could, in turn, result in advertisers on the Company's Web sites, including channel sponsors and partners, terminating their contracts with the Company as such contracts are typically of short duration and terminable on relatively short notice, or reducing the number of impressions purchased. Furthermore, the Company's contracts with advertisers and sponsors generally guarantee a minimum number of page views, and a failure to achieve the minimum page views could result in a reduction in payments to the Company or compel the Company to provide "make good" impressions if such minimums are not met. If the Company is unable to develop viable alternative distribution channels to Netscape or is otherwise unable to offset a reduction in traffic, advertising revenues would be substantially adversely affected, resulting in the Company's business, results of operations, financial condition and prospects being materially and adversely affected.

POTENTIAL FLUCTUATIONS IN FUTURE RESULTS. As a result of the Company's limited operating history as well as the recent emergence of both the Internet and intranet markets addressed by the Company, the Company has neither internal nor industry-based historical financial data for any significant period of time upon which to project revenues or base planned operating expenses. The Company expects that its results of operations may also fluctuate significantly in the future as a result of a variety of factors, including: the continued rate of growth, usage and acceptance of the Internet and intranets as information media; the rate of acceptance of the Internet as an advertising medium and a channel of commerce; demand for the Company's products and services; the advertising budgeting cycles of individual advertisers; the introduction and acceptance of new, enhanced or alternative products or services by the Company or by its competitors; the Company's ability to anticipate and effectively adapt to a developing market and to rapidly changing technologies; the Company's ability to attract, retain and motivate qualified personnel; initiation, implementation, renewal or expiration of significant contracts with Bell Atlantic, Borders Online, Inc , Microsoft, Netscape and others; pricing changes by the Company or its competitors; specific economic conditions in the Internet and intranet markets; general economic conditions; and other factors. Substantially all of the Company's revenues have been generated from the sale of advertising, and the Company expects to continue to derive substantially all of its revenues from selling advertising and related products for the foreseeable future. Moreover, most of the Company's contracts with advertising customers have terms of three months or less. Advertising revenues are tightly related to the amount of traffic on the Company's Web site, which is inherently unpredictable. Accordingly, future sales and operating results are difficult to forecast. The Company's expense levels are based, in part, on its expectations as to future revenues and, to a significant extent, are not expected to decrease, at least in the short term. The Company may not be able to adjust spending in a timely manner to compensate for any future revenue shortfall. Accordingly, any significant shortfall in relation to the Company's expectations would have an immediate material adverse impact on the Company's business, results of operations, financial condition and prospects.

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

Competition from consolidated internet products. A number of companies offering Internet products and services, including direct competitors of the Company, recently have begun to integrate multiple features within the products and services they offer to consumers. Integration of Internet products and services is occurring through development of competing products and through acquisitions of, or entering into joint ventures and or licensing arrangements involving, competitors of the Company. For example, Netscape has recently announced that they have signed a two-year strategic partnership with Excite to build out content based channels jointly for Netscape's Web site and to create co-branded search, thereby competing directly with the Company. The Web browser offered by Microsoft, another widely-used browser and substantial source of traffic for the Company, may incorporate and promote information search and retrieval capabilities in future releases or upgrades that could make it more difficult for Internet viewers to find and use the Company's products and services. Microsoft recently licensed products and services from Inktomi Corporation ("Inktomi"), a direct competitor of the Company, and has announced that it will feature and promote Inktomi services in the Microsoft Network and other Microsoft online properties. The Company expects that such search services may be tightly integrated into the Microsoft operating system, the Internet Explorer browser and other software applications, and that Microsoft will promote such services within the Microsoft Network or through other Microsoft-affiliated end-user services such as MSNBC or WebTV. In addition, entities that sponsor or maintain high-traffic Web sites or that provide an initial point of entry for Internet viewers, such as the RBOCs or ISPs such as Microsoft and AOL, currently offer and can be expected to consider further development, acquisition or licensing of Internet search and navigation functions competitive with those offered by the Company, or could take actions that make it more difficult for viewers to find and use the Company's products and services. For example, AOL is currently a significant shareholder of Excite and offers Excite's WebCrawler and NetFind as the exclusive Internet search and retrieval services for use by AOL's subscribers. Continued or increased competition from such consolidations, integration and strategic relationships involving competitors of the Company could have a material adverse effect on the Company's business, results of operations, financial condition and prospects.

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

During the fourth quarter of 1997 and the first quarter of 1998, the Company released a new version of its service which currently features 16 "channels," designed to bring together topical information, services, products and communities on the Web. The new service provides additional opportunities for revenue from the sale of channel sponsorships as well as provides an opportunity for the Company to share in a portion of the revenue facilitated by its viewers with these channel sponsors. Continued market acceptance of this new version and successful conclusion of sponsorship arrangements are integral to the Company's competitiveness and viability. Most of the Company's additional channel sponsorship and partnership arrangements are dependent on an increasing level of viewer traffic. If the Company is unable to renew its relationship with Netscape, or if viewer traffic is otherwise materially adversely affected, the Company may be unable to retain its channel sponsorship and partnership arrangements. In addition, there can be no assurance that this new sponsorship service or any other new or proposed product or service will attain market acceptance, experience technological sustainability or be free of errors that require significant design modifications or that the business model to generate revenues will be successful. Failure of the Company to successfully design, develop, test, market and introduce other new and enhanced technologies and services, or any enhancements of the Company's current search technology, or the failure of the Company's recently introduced products and services to achieve market acceptance could have a material adverse effect upon the Company's business, results of operations, financial condition and prospects.

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

RISKS OF THE COMPANY'S ACQUISITION STRATEGY. The Company believes that it may be necessary to enter into joint ventures or other strategic relationships or make acquisitions of complementary products, technologies or businesses in order to remain competitive. The failure of the Company to execute such a strategy may lead to decreased market share, viewer traffic or brand loyalty, which may have a material adverse effect on the Company's business, results of operations, financial condition and prospects. In addition, acquisition transactions are accompanied by a number of risks, including, among other things, the difficulty of integrating the operations and personnel of the acquired companies, the potential disruption of the Company's ongoing business, the inability of management to maximize the financial and strategic position of the Company through the successful incorporation of acquired technology or content and rights into the Company's products and media properties, expenses associated with the transactions, additional expenses associated with amortization of acquired intangible assets, the maintenance of uniform standards, controls, procedures and policies, the impairment of relationships with employees and customers as a result of any integration of new management personnel, and the potential unknown liabilities associated with acquired businesses. There can be no assurance that the Company would be successful in overcoming these risks or any other problems encountered in connection with such acquisitions.

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

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FINANCING. The Company anticipates that its cash, cash equivalents, short-term investments, available funds under its equipment term loan facility and cash flows generated from advertising revenues, will be sufficient to meet its anticipated needs for working capital and other cash requirements through at least March 31, 1999. Thereafter, the Company may need to raise additional funds. The Company may need to raise additional funds sooner, however, in order to fund more rapid expansion, to develop new or enhance existing services or products, to respond to competitive pressures or to acquire complementary products, businesses or technologies. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of the shareholders of the Company will be reduced, shareholders may experience additional dilution and such securities may have rights, preferences or privileges senior to those of the holders of the Company's Common Stock. There can be no assurance that additional financing will be available on terms favorable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, the Company's ability to fund its expansion, take advantage of unanticipated acquisition opportunities, develop or enhance services or products or respond to competitive pressures would be significantly limited. Such limitation could have a material adverse effect on the Company's business, results of operations, financial condition and prospects. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

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

DEPENDENCE ON KEY PERSONNEL; NEW MEMBERS OF THE EXECUTIVE MANAGEMENT TEAM. During 1997, the Company experienced significant changes to its executive management team. Those who joined the executive management team in 1997 include Harry Motro, President and Chief Executive Officer; Beth Haggerty, Vice President of Worldwide Sales; Barak Berkowitz, Vice President of Marketing; and Leslie Wright, Vice President Finance and Chief Financial Officer. There can be no assurance that the new members of the Company's management team will work effectively together with the rest of the Company's executive management. In addition, the Company has recently hired, and plans to continue to hire, a number of engineers to design and implement improvements to the integration of content with its search engine technology, which the Company believes will be a significant factor in its future ability to compete favorably with other navigational services. The Company's future performance depends in significant part upon the contributions of its senior management personnel, including its Chairman Steven Kirsch, who is integrally involved in the Company's research and development efforts. Although the Company provides incentives such as salary, benefits and option grants (which are typically subject to vesting over four years) to attract and retain qualified employees, the loss of services of any of the Company's officers or other key employees would have a material adverse effect on the Company's business, results of operations, financial condition and prospects.

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

PART II:  OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K

a)        Exhibit

          27.1  Financial Data Schedule

b)        Reports on Form 8-K

     The Company filed a report on Form 8-K on January 28, 1998 reporting its earnings, results of operations and certain other financial information for the fourth quarter and fiscal year ended December 31, 1997.

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

                            Dated: May 15, 1998