Form 10-Q
period 1998-06-30
INFOSEEK CORP
filed 1998-08-13
CIK 920729

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

     X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    ---
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

    ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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
                           Yes       X            No
                                   ----              ----

As of July 31, 1998, there were 31,454,219 shares of the registrant's common stock outstanding.


PART I        FINANCIAL INFORMATION                                           NUMBER

ITEM 1:       Financial Statements
              Condensed Consolidated Balance Sheets as of June 30, 1998
                 and December 31, 1997.........................................   3
              Condensed Consolidated Statements of Operations for the Three
                 And Six Months Ended June 30, 1998 and 1997...................   4
              Condensed Consolidated Statements of Cash Flows for the Six
                 Months Ended June 30, 1998 and 1997...........................   5
              Notes to Condensed Consolidated Financial Statements.............   6
ITEM 2:       Management's Discussion and Analysis of Financial Conditions
                 and Results of Operations.....................................  11


PART II       OTHER INFORMATION

ITEM 4:       Submission of Matters to a Vote of Security Holders..............  37

ITEM 6:       Exhibits and Reports on Form 8-K.................................  39

Signatures.....................................................................  40


PART I:   FINANCIAL INFORMATION

ITEM 1.   Financial Statements

                              INFOSEEK CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                    JUNE 30,    DECEMBER 31,
                                                      1998          1997
                                                   -----------  -------------
                                                   (UNAUDITED)
ASSETS

Current assets:
  Cash and cash equivalents                          $    668       $  3,323
  Short-term investments                               66,664         28,116
  Accounts receivable, net                              8,759          6,921
  Other current assets                                    730            648
                                                     --------       --------
     Total current assets                              76,821         39,008

Property and equipment, net                            13,987         10,488
Deposits and other assets                               3,838          1,993
                                                     --------       --------
     Total assets                                    $ 94,646       $ 51,489
                                                     ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                   $  3,485       $  4,861
  Accrued payroll and related expenses                  2,024          1,630
  Accrued liabilities to service providers              5,107          4,221
  Other accrued liabilities                             3,902          2,262
  Deferred revenue                                      4,794          2,564
  Accrued restructuring and other charges                 ---          1,877
  Short-term obligations                                3,183          2,575
                                                     --------       --------
     Total current liabilities                         22,495         19,990
Long-term obligations                                   3,408          4,493

Shareholders' equity:
  Common stock                                        120,460         76,000
  Accumulated deficit                                 (51,097)       (48,030)
  Deferred compensation                                  (490)          (753)
  Notes receivable from shareholders                     (130)          (211)
                                                     --------       --------
     Total shareholders' equity                        68,743         27,006
                                                     --------       --------
     Total liabilities and shareholders' equity      $ 94,646       $ 51,489
                                                     ========       ========

           See notes to condensed consolidated financial statements.

                              INFOSEEK CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                          JUNE 30,              JUNE 30,
                                      ------------------    ------------------
                                       1998       1997       1998       1997
                                      -------   --------    -------   --------

Revenues                              $17,066   $  7,786    $31,519   $ 14,026

Costs and expenses:
    Hosting, content and
         website costs                  2,524      1,533      4,678      2,830
    Research and development            2,667      2,374      4,797      4,102
    Sales and marketing                11,863      7,541     22,440     14,191
    General and administrative          2,061      1,825      3,923      3,295
    Restructuring and other
         charges                          ---      7,349        ---      7,349
                                      -------   --------    -------   --------

    Total cost and expenses            19,115     20,622     35,838     31,767
                                      -------   --------    -------   --------

Operating loss                         (2,049)   (12,836)    (4,319)   (17,741)
Interest income, net                      782        379      1,252        779
                                      -------   --------    -------   --------

Net loss                              $(1,267)  $(12,457)   $(3,067)  $(16,962)
                                      =======   ========    =======   ========

Basic and diluted net                 $ (0.04)  $  (0.47)   $ (0.10)  $  (0.64)
   loss per share

Shares used in computing basic
   and diluted net loss per share      31,294     26,618     30,058     26,329

           See notes to condensed consolidated financial statements.

                              INFOSEEK CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                     SIX MONTHS ENDED
                                                                         June 30,
                                                                   ---------------------
                                                                     1998        1997
                                                                   ---------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                           $ (3,067)   $(16,962)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                       3,352       2,347
  Amortization of unearned compensation                                 193         337
Changes in assets and liabilities:
  Accounts receivable                                                (1,838)     (1,479)
  Deposits and other current assets                                  (1,927)       (443)
  Accounts payable                                                   (1,376)         42
  Accrued payroll and related expenses                                  394        (137)
  Accrued liabilities to service providers                              886       2,122
  Other accrued liabilities                                           1,640      (1,364)
  Accrued restructuring and other charges                            (1,877)      5,628
  Deferred revenue                                                    2,230       1,149
                                                                   --------    --------
  Net cash used in operating activities                              (1,390)     (8,760)
INVESTING ACTIVITIES
Purchase of available-for-sale short-term investments               (87,860)    (19,939)
Proceeds from sales and maturities of available-
  for-sale investments                                               49,312      31,396
Purchases of property and equipment                                  (6,147)     (7,441)
                                                                   --------    --------
Net cash provided by (used) in investing activities                 (44,695)      4,016
FINANCING ACTIVITIES
Proceeds from term loan                                                 133       4,202
Repayments of term loan                                              (1,314)       (573)
Proceeds from sale of common stock, net                              44,611       1,491
                                                                   --------    --------
Net cash provided by financing activities                            43,430       5,120
                                                                   --------    --------
Net increase (decrease) in cash and cash equivalents                 (2,655)        376
Cash and cash equivalents at beginning of period                      3,323       3,788
                                                                   --------    --------
Cash and cash equivalents at end of period                         $    668    $  4,164
                                                                   ========    ========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Cash paid for interest amounted to $377,000 and $261,000 for the six months ended June 30, 1998 and 1997 respectively.


           See notes to condensed consolidated financial statements.

                              INFOSEEK CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

Infoseek Corporation (the "Company") provides leading Internet search and navigation technology, products and services that use the Web to connect its viewers' personal, work and community lives. As a "connected" media company, the Company is able to segment viewers by interest area, providing advertisers with focused and targeted audiences. The Infoseek Service is a comprehensive Internet gateway that combines search and navigation with directories of relevant information sources and content sites, offers chat and instant messaging for communicating shared interests and facilitates the purchase of related goods and services. The Company conducts its business within one industry segment.

The consolidated financial information as of June 30, 1998 and for the six month periods ended June 30, 1998 and 1997 included herein is unaudited and has been prepared by the Company in accordance with generally accepted accounting principles and reflects all adjustments, consisting only of normal recurring adjustments which in the opinion of management are necessary to state fairly the Company's financial position, results of operations, and cash flows for the periods presented. The December 31, 1997 balance sheet was derived from audited financial statements at that date. All significant intercompany transactions and balances have been eliminated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting period. Actual results will differ from those estimates, and such differences may be material to the financial statements. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1997 included in the Company's current report Form 8-K, as filed on May 22, 1998 and as amended on August 10, 1998, with the Securities and Exchange Commission. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for any future periods.

As more fully described in Note 7, the Company merged with WebChat Communications, Inc., ("WebChat") in April 1998 in a pooling-of-interests transaction. The consolidated financial statements for 1997 have been restated to include the financial position, results of operations and cash flows of WebChat.

Amounts shown in previous consolidated statements of operations prior to the filing of the amended Form 8-K on August 10, 1998 which were formally titled "Costs of Revenues" have been retitled "Hosting, Content and Website Costs". Hosting, Content and Website Costs consist primarily of costs associated with the enhancement, maintenance and support of the Company's Web sites, including telecommunications costs and equipment depreciation. Hosting, Content and Website Costs also include costs associated with the licensing of certain third-party technologies.

2. FOLLOW-ON PUBLIC OFFERING

In February 1998, the Company completed a follow-on public offering and issued 3,450,000 shares of its common stock to the public at a price of $13.44 per share. The Company received proceeds from the offering of approximately $43,015,000 net of underwriting discounts, commissions and other offering costs.

3. NET LOSS PER SHARE

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                         THREE MONTHS ENDED      SIX MONTHS ENDED
                                              JUNE 30,               JUNE 30,
                                         -------------------    ------------------
                                          1998        1997       1998        1997
                                         -------    --------    -------    --------
Numerator:
  Net loss                               $(1,267)   $(12,457)   $(3,067)   $(16,962)
Numerator for basic and diluted
  loss per share                         $(1,267)   $(12,457)   $(3,067)   $(16,962)
                                         =======    ========    =======    ========
Weighted average of common
  shares                                  31,294      26,618     30,058      26,329
Denominator for basic and diluted
  loss per share                          31,294      26,618     30,058      26,329
                                         =======    ========    =======    ========

Basic and diluted net loss per share     $ (0.04)   $  (0.47)   $ (0.10)   $  (0.64)
                                         =======    ========    =======    ========

4. NEW ACCOUNTING PRONOUNCEMENT

The Company has adopted the American Institute of Certified Public Accountants Statement of Position, Software Revenue Recognition (SOP 97-2) effective the first quarter of 1998. The adoption does not have a significant effect on the Company's revenue recognition policy.

5. COMPREHENSIVE INCOME

The Company has adopted Statement of Financial Accounting Standards No. 130 (SFAS No. 130), "Reporting Comprehensive Income". SFAS No. 130 establishes new rules for reporting and display of comprehensive income and its components, however, the adoption of this statement has no impact on the Company's net loss or shareholders' equity. SFAS No. 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. During the second quarter and six month period ended June 1998, unrealized gains or losses from available-for-sale securities were not significant.

6. RESTRUCTURING AND OTHER CHARGES

During the second quarter of 1997, the Company recorded restructuring and other charges of approximately $7,400,000, of which approximately $6,200,000 related to the discontinuance of certain business arrangements, which were determined to be non-strategic, and approximately $1,200,000 related to management changes. Of these restructuring charges, approximately $5,000,000 involved cash outflows, all of which have been completed as of June 30, 1998. Non-cash restructuring charges of approximately $2,400,000 relate primarily to the write-down of certain non-strategic business assets which were written off in June 1997. There have been no material changes to the restructuring plan or in the estimates of the restructuring costs.

7. BUSINESS COMBINATION

On April 17, 1998, the Company acquired WebChat in a tax-free reorganization in which a wholly owned subsidiary of the Company was merged directly into WebChat. The Company has exchanged approximately 316,000 shares of Infoseek Corporation common stock and has reserved approximately 11,000 shares for WebChat options assumed by the Company. Each share exchanged represents 0.03 shares of common stock of the Company for each share of common and preferred stock of WebChat. Merger related costs, which were not significant, were expensed in the second quarter of 1998. The merger has been accounted for under the pooling-of-interests method.

The following information shows revenue and net loss of the separate companies during the periods prior to the April 17, 1998 merger. The combined amount shows revenue and net loss subsequent to the April 17, 1998 merger (in thousands):

                      SIX MONTHS ENDED JUNE 30,
                     ---------------------------
                         1998          1997
                     ------------  -------------
      Net revenue
         Infoseek        $19,731       $ 13,835
         WebChat             168            191
         Combined         11,620            ---
                         -------       --------
         Total           $31,519       $ 14,026
                         =======       ========

      Net loss
         Infoseek        $(1,630)      $(16,037)
         WebChat            (472)          (925)
         Combined           (965)           ---
                         -------       --------
         Total           $(3,067)      $(16,962)
                         =======       ========

8. NETSCAPE AGREEMENT

As of March 31, 1998, the Company's agreement with Netscape provided for payments up to an aggregate of $12,500,000 in cash and reciprocal advertising ($10,000,000 in cash and $2,500,000 in reciprocal advertising) to be one of four non-exclusive premiere providers of navigational services (along with Excite, Lycos, and Yahoo!). The Netscape arrangement expired on April 30, 1998, but was subsequently extended through May 31, 1998. The payments to Netscape were being recognized ratably over the term of the agreement. During the three month periods ended June 30, 1998 and 1997, the Company recognized $833,000 and $1,666,000, respectively of sales and marketing expenses related to this agreement. During the six month periods ended June 30, 1998 and 1997, the Company recognized $3,333,000 and $2,916,000 respectively, of sales and marketing expenses related to this agreement. As of June 30, 1998, the Company has approximately $3,722,000 of cash commitment remaining in connection with this agreement, which is included in accrued liabilities to service providers.

As of June 1, 1998, the Company entered into a one-year agreement with Netscape with terms that provide for the Company to pay, based on impressions delivered, up to an aggregate of $12,500,000 in cash to be one of the six non-exclusive premier providers of navigational services (along with Excite, Netscape, Lycos, Alta Vista, and LookSmart). Under terms of the agreement, which expires May 31, 1999, the Company will receive 15% of premiere provider rotations -- the pages served to visitors who have not selected a preferred provider. The payments to Netscape are being recognized ratably over the term of the agreement. During the three months ended June 30, 1998, the Company recognized $1,385,000 of sales and marketing expense related to this agreement which is included in accrued liabilities to service providers. As of June 30, 1998, the Company has a cash commitment ranging from a minimum of $4,150,000 to a maximum of $12,500,000 depending on the level of traffic delivered by Netscape in connection with this agreement.

9. PROPOSED TRANSACTIONS

In June 1998, the Company entered into agreements with Starwave Corporation ("Starwave"), a Washington corporation, and with The Walt Disney Company, a Delaware corporation, and certain Disney subsidiaries (collectively "Disney") relating to an acquisition of Starwave by the Company through a merger and exchange of shares (the "Starwave Acquisition") pursuant to an Agreement and Plan of Reorganization (the "Reorganization Agreement") and the issuance of common stock and warrants to purchase common stock of the Company to Disney. As result of the transactions, Disney will acquire an approximately 43% stake in the Company in exchange for its ownership position in Starwave and an equity investment in the Company of approximately $70 million in cash and a note in principal amount of $139 million. The warrants will enable Disney to achieve a majority stake in the Company over time. The shareholders of Starwave other than Disney will also receive common stock of the Company in exchange for their Starwave shares. The Starwave Acquisition is to be accounted for as a purchase transaction and the agreements are subject to customary closing conditions including shareholder approvals and governmental regulatory approvals.

In addition, the Company and Disney have proposed to establish a strategic relationship concerning the development, launch and promotion of a planned new Internet portal service (the "New Portal Service") that would combine certain content, promotion, brands and technologies of Infoseek,

Starwave and its joint ventures relating to ESPN SportsZone, ABCNews.com and certain Disney web sites. In connection with the New Portal Service, a subsidiary of Disney has agreed to provide, and the Company has agreed to purchase $165 million in promotional support and activities over five years.

In July 1998, the Company entered into an agreement to acquire Quando, Inc., a Oregon corporation, in exchange for approximately $17 million, subject to adjustment, in shares of the Company's common stock. Quando creates and licenses regularly-updated customized directories, including shopping guides, event guides, content directories, audio clip libraries, review guides and data for website rating guides. The transaction is subject to customary closing conditions including shareholder approval by Quando and is expected to close after the closing of the transactions with Disney described above. The Company expects to account for this acquisition as a purchase transaction.

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those, set forth in "Risk Factors" beginning on page 22.

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

In October 1997, the Company launched an enhanced version of the Infoseek Service, with easy to navigate "channels" (now numbering 18) that integrate search results with relevant information, services, products and communities on the Internet. The new Infoseek Service provides the Company with a platform for creating content and marketing partnerships that enrich the viewer's experience while enabling advertisers sponsors and partners to more effectively target viewers.

The Company's second quarter 1998 revenues of approximately $17,066,000 represents a 119% increase as compared to the second quarter 1997 revenues of approximately $7,786,000. The Company's average daily page views increased 13% in June 1998 as compared to December 1997 and averaged 20 million during the month of June 1998. Compared to June 1997, the Company's average daily page views increased 143% in June 1998. Through June 1998, the Company derived a substantial majority of its revenues from the sale of advertisements on its Web pages. Advertising revenues accounted for approximately 89% of total revenues during the second quarter of 1998 compared with 94% during the second quarter of 1997. For the six months ended June 30, 1998, advertising revenues accounted for approximately 89% of the total revenues compared with 95% for the same period of 1997. Most of the Company's contracts with advertising customers have terms of three months or less, with options to cancel at any time.

Beginning with the October 1997 launch of the enhanced version of the Infoseek Service, the Company began to sell channel sponsorships to advertisers, sponsors and partners. Through the second quarter 1998, the Company entered into various sponsor and partnership agreements covering certain topics within 12 of the Company's 18 channels, including an exclusive relationship with Borders OnLine, Inc. for the sale of books. The duration of the Company's sponsorship and partnership agreements range from two months to three years and revenues are generally recognized ratably over the term of the agreements, provided that minimum impressions are met, and are included in advertising revenues.

Beginning in early 1997, the Company began to license its Ultraseek Server product to corporate customers for use on their intranets and public Web sites. Such licensing revenues represented approximately 11% of total revenues for both the three and six month periods ended June 30, 1998. For the three and six month periods ended June 30, 1997, licensing revenues represented approximately 6% and 5%, respectively.

The Company's significant growth and limited operating history in a rapidly evolving industry makes it difficult to manage operations and predict future operating results. The Company has incurred significant net losses since inception and expects to continue to incur significant losses on a quarterly and annual basis in 1998 and in subsequent fiscal periods. As of June 30, 1998, the Company had an accumulated deficit of $51,097,000. The Company and its prospects must be considered in light of the risks, costs and difficulties frequently encountered by companies in their early stage of development, particularly companies in the new and rapidly evolving Internet market. There can be no assurance that the Company will be able to address any of these challenges. Although the Company has experienced significant revenue growth in 1997 and in the first half of 1998, there can be no assurance that this growth rate will be sustained or that revenues will continue to grow or that the Company will achieve profitability. In 1997 and in the first half of 1998, the Company significantly increased its operating expenses as a result of a substantial increase in its sales and marketing operation, development of new distribution channels, broadening of its customer support capabilities and funding of greater levels of research and development. Further increases in operating expenses are planned during the second half of 1998. To the extent that any such expenses are not timely followed by increased revenues, the Company's business, results of operations, financial condition and prospects would be materially adversely affected.

As a result of the Company's limited operating history as well as the recent emergence of both the Internet and intranet markets addressed by the Company, the Company has neither internal nor industry-based historical financial data for any significant period of time upon which to project revenues or base planned operating expenses. The Company expects that its results of operations may also fluctuate significantly in the future as a result of a variety of factors, including: the continued rate of growth, usage and acceptance of the Internet and intranets as information media; the rate of acceptance of the Internet as an advertising medium and a channel of commerce; demand for the Company's products and services; the advertising budgeting cycles of individual advertisers; the introduction and acceptance of new, enhanced or alternative products or services by the Company or by its competitors; the Company's ability to anticipate and effectively adapt to a developing market and to rapidly changing technologies; the Company's ability to attract, retain and motivate qualified personnel; initiation, implementation, renewal or expiration of significant contracts with Borders OnLine, Inc., Microsoft, Netscape and others; pricing changes by the Company or its competitors; specific economic conditions in the Internet and intranet markets;

general economic conditions; and other factors. Substantially all of the Company's revenues have been generated from the sale of advertising, and the Company expects to continue to derive substantially all of its revenues from selling advertising and related products for the foreseeable future. Moreover, most of the Company's contracts with advertising customers have terms of three months or less. Advertising revenues are tightly related to the amount of traffic on the Company's Web site, which is seasonal and inherently unpredictable. Accordingly, future sales and operating results are difficult to forecast. In addition, the Company has relied on the purchase of traffic from Netscape, Microsoft and others as a significant portion of the Company's total traffic. As previously discussed, the Company entered into its agreement with Netscape in June 1998. Under the new agreement the Company is purchasing 15% of Netscape's available search traffic, which traffic has decreased from 35% during the previous 12 months. The decline in the Company's average daily page views from 22 million in March 1998 to 20 million in June 1998 is due in large part to a drop in traffic sourced from Netscape which decreased from 20% to 13% of the Company's total traffic during the same period. While the Company believes that it now has a better balance in the sources of its traffic, as Netscape comprises only 13% of total traffic and Microsoft is providing 8% of total traffic in the month of June, 1998 if total traffic does not resume growth during the quarter ending September 30, 1998 it could result in an immediate material adverse impact on the Company's business, results of operations and financial condition and prospects.

The Company's expense levels are based, in part, on its expectations as to future revenues and, to a significant extent, are relatively fixed at least in the short term. The Company may not be able to adjust spending in a timely manner to compensate for any future revenue shortfall. Accordingly, any significant shortfall in relation to the Company's expectations would have an immediate material adverse impact on the Company's business, results of operations, financial condition and prospects.

In addition, the Company may elect from time to time to make certain pricing, service or marketing decisions or acquisitions that could have a short-term material adverse effect on the Company's business, results of operations, financial condition and prospects and which may not generate the long-term benefits intended. From time to time, the Company has entered into and may continue to enter into strategic relationships with companies for cross service advertising, such as the Company's relationships with United Parcel Service of America, Inc. ("UPS"). The Company's revenues have in the past been, and may in the future continue to be partially dependent on its relationship with its strategic partners. Such strategic relationships have and may continue to include substantial one-time or up front payments from the Company's partners. Accordingly, the Company believes that its quarterly revenues are likely to vary significantly in the future, that period-to-period comparisons are not necessarily meaningful and that such comparisons should not necessarily be relied upon as an indication of the Company's future performance. Due to the foregoing factors, it is likely that in future periods, the Company's operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected. See "Risk Factors--Limited Operating History; Historical Losses; Anticipation of Continued Losses," "--Potential Fluctuations in Future Results," "--Relationship With Netscape; Reliance on Third Party Sources of Traffic" and "--Developing Market; Unproven Acceptance of Internet Advertising and of the Company's Products and Services."

On April 17, 1998, the Company acquired WebChat Communications, Inc. ("WebChat") in a tax-free reorganization in which a wholly owned subsidiary of the Company was merged directly into

WebChat. The Company has exchanged approximately 316,000 shares of Infoseek Corporation common stock and has reserved approximately 11,000 shares of Infoseek common stock shares for WebChat options assumed by the Company. The exchange ratio was 0.03 shares of common stock of the Company for each share of the common and preferred stock of WebChat. Merger related costs, which were not significant, were expensed in the second quarter of 1998. The merger has been accounted for under the pooling-of-interests method.

In June 1998, the Company entered into agreements with Starwave Corporation ("Starwave"), a Washington corporation, and with The Walt Disney Company, a Delaware corporation, and certain Disney subsidiaries (collectively "Disney") relating to an acquisition of Starwave by the Company through a merger and exchange of shares (the "Starwave Acquisition") pursuant to an Agreement and Plan of Reorganization (the "Reorganization Agreement") and the issuance of common stock and warrants to purchase common stock of the Company to Disney. As result of the transactions, Disney will acquire an approximately 43% stake in the Company in exchange for its ownership position in Starwave and an equity investment in the Company of approximately $70 million in cash and a note in principal amount of $139 million. The warrants will enable Disney to achieve a majority stake in the Company over time. The shareholders of Starwave other than Disney will also receive common stock of the Company in exchange for their Starwave shares. The Starwave Acquisition is to be accounted for as a purchase transaction and the agreements are subject to customary closing conditions including shareholder approvals and governmental regulatory approvals.

In addition, the Company and Disney have proposed to establish a strategic relationship concerning the development, launch and promotion of a planned new Internet portal service (the "New Portal Service") that would combine certain content, promotion, brands and technologies of Infoseek, Starwave and its joint ventures relating to ESPN SportsZone, ABCNews.com and certain Disney web sites. In connection with the New Portal Service, a subsidiary of Disney has agreed to provide, and the Company has agreed to purchase $165 million in promotional support and activities over five years.

Following the end of the quarter, in July 1998, the Company entered into an agreement to acquire Quando, Inc., a Oregon corporation, in exchange for approximately $17 million, subject to adjustment, in shares of the Company's common stock. Quando creates and licenses regularly-updated customized directories, including shopping guides, event guides, content directories, audio clip libraries, review guides and data for website rating guides. The transaction is subject to customary closing conditions including shareholder approval by Quando and is expected to close after the closing of the transactions with Disney described above. The Company expects to account for this acquisition as a purchase transaction. These acquisitions and proposed acquisition involve additional risks and uncertainties, including those discussed under "Risk Factors--Risks of Acquisition Strategy" below.

RESULTS OF OPERATIONS

Total Revenue

For the three months ended June 30, 1998 and 1997, total revenues were $17,066,000, and $7,786,000, respectively. For the six months ended June 30, 1998 and 1997, total revenues were $31,519,000 and $14,026,000, respectively.

During the second quarter and through the first six months of 1998 and 1997, the Company derived a substantial majority of its revenues from the sale of advertisements on its Web pages. Advertising revenues in the three months ended June 30, 1998 and 1997 were $15,269,000 and $7,325,000, respectively, representing 89% and 94% of total revenues in such periods. For the six months ended June 30, 1998 and 1997, advertising revenues were $28,052,000 and $13,334,000, respectively, representing 89% and 95% of total revenues in the periods. The growth in advertising revenues is attributable to the increased use of the Internet for information publication, distribution and commerce coupled with the development and acceptance of the Internet as an advertising medium and increased viewer traffic on the Infoseek Service. The Company expects to continue to derive a substantial majority of its revenues for the foreseeable future from selling advertising space on its Web sites. Advertising revenues are derived principally from short-term advertising contracts in which the Company guarantees a minimum number of impressions (displays of an advertisement to the viewer) for a fixed fee. Advertising revenues are recognized ratably over the term of the contract during which services are provided and are stated net of customer discounts. To the extent minimum guaranteed impressions are not met, the Company defers recognition of the corresponding revenue until the remaining guaranteed impression levels are achieved. Deferred revenue is comprised of billings in excess of recognized revenue related to advertising contracts.

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

In late 1997, the Company released a new version of its service which now features 18 "channels," designed to bring together topical information, services, products and communities on the Web. The new service provides additional opportunities for revenue from the sale of channel sponsorships and in some circumstances enables the Company to share in a portion of the revenue generated by its viewers with these channel sponsors. Revenue generated by channel sponsors is included in advertising revenues and is recognized on a straight line basis over the terms of the agreements provided that minimum impressions are met.

The balance of total revenues was derived from the licensing of the Ultraseek Server product to businesses for internal use in their intranets, extranets or public sites. This licensing revenue represented approximately 11% and 6% of total revenue for the three months ended June 30, 1998 and 1997, respectively. For the six months ended June 30, 1998 and 1997, licensing revenue represented approximately 11% and 5%, respectively.

The Company's current business model is to generate revenues through the sale of advertising on the Internet. There can be no assurance that current advertisers will continue to purchase advertising space and services from the Company or that the Company will be able to successfully attract additional advertisers.


Costs and Expenses

The Company's operating expenses have increased in absolute dollars during the second quarter and first half of 1998 compared to the second quarter and first half of 1997 as the Company has expanded its business and the marketing of its services and products. The Company expects operating expenses to continue to increase in dollar amount in the future as the Company continues to expand its business.

The Company recorded aggregate deferred compensation of $5,666,000 in connection with certain stock options granted through 1997. The amortization of such deferred compensation is being charged to operations over the vesting periods of the options, which are typically four years. For the three months ended June 30, 1998 and 1997, the Company amortized $97,000 and $61,000, respectively, related to stock options. For the six months ended June 30, 1998 and 1997, the Company amortized $193,000 and $337,000, respectively. The amortization of this deferred compensation will continue to have an adverse effect on the Company's results of operations through 1999.

Hosting, Content and Website Costs

For the three months ended June 30, 1998 and 1997, hosting, content and website costs were $2,524,000, and $1,533,000, respectively. For the six months ended June 30, 1998 and 1997, hosting, content and website costs were $4,678,000 and $2,830,000, respectively. Hosting, content and website costs consist primarily of costs associated with the enhancement, maintenance and support of the Company's Web sites, including telecommunications costs and equipment depreciation. Hosting, content and website costs also includes costs associated with the licensing of certain third-party technologies. Hosting, content and website costs increased in the three and six months ended June 30, 1998 and 1997 as the Company added additional equipment and personnel to support its Web sites and as royalties due to certain third parties increased. The Company expects its hosting, content and website costs will continue to increase in absolute dollars and possibly as a percentage of revenues as it upgrades equipment and maintenance and support personnel and adds content partners to meet the growing demands for Web services.

Research and Development

For the three months ended June 30, 1998 and 1997 research and development expenses were $2,667,000 and $2,374,000, respectively. For the six months ended June 30, 1998 and 1997, research and development expenses were $4,797,000 and $4,102,000, respectively. Research and development expenses consist principally of personnel costs, consulting and equipment depreciation. Costs related to research, design and development of products and services have been charged to research and development expense as incurred.

The increase in research and development expenses for the three and six months ended June 30, 1998 over the comparable periods in 1997 was primarily the result of on-going enhancements to the Infoseek Service and the development and implementation of new technology and products. The Company believes that a significant level of product development expenses is required to continue to remain competitive in its industry. Accordingly, the Company anticipates that it will continue to devote substantial resources to product development and that these costs are expected to continue to increase in dollar amount in future periods.

Sales and Marketing

For the three months ended June 30, 1998 and 1997 sales and marketing expenses were $11,863,000, and $7,541,000, respectively. For the six months ended June 30, 1998 and 1997, sales and marketing expenses were $22,440,000 and $14,191,000, respectively. Sales and marketing expenses consist primarily of compensation of sales and marketing personnel, advertising and promotional expenses.

Sales and marketing expenses for the three month and six month period ended June 30, 1998 and 1997 included payments made to Netscape pursuant to an arrangement for the listing of the Company's service on the Netscape Web page. As of March 31, 1998, the Company's agreement with Netscape provided for payments up to an aggregate of $12,500,000 in cash and reciprocal advertising ($10,000,000 in cash and $2,500,000 in reciprocal advertising) to be one of four non-exclusive premiere providers of navigational services (along with Excite, Lycos, and Yahoo!). The Netscape arrangement expired on April 30, 1998, but was subsequently extended through May 31, 1998. The payments to Netscape were being recognized ratably over the term of the agreement. During the three month periods ended June 30, 1998 and 1997, the Company recognized $833,000 and $1,666,000, respectively of sales and marketing expenses related to this agreement. During the six month periods ended June 30, 1998 and 1997, the Company recognized $3,333,000 and $2,916,000 respectively, of sales and marketing expenses related to this agreement. As of June 30, 1998, the Company has approximately $3,722,000 of cash commitment remaining in connection with this agreement, which is included in accrued liabilities to service providers.

As of June 1, 1998, the Company entered into a one-year agreement with Netscape with terms that provide for the Company to pay, based on impressions delivered, up to an aggregate of $12,500,000 in cash to be one of the six non-exclusive premier providers of navigational services (along with Excite, Netscape, Lycos, Alta Vista, and LookSmart). Under terms of the agreement, which expires May 31, 1999, the Company will receive 15% of premiere provider rotations- the pages served to visitors who have not selected a preferred provider. The payments to Netscape are being recognized ratably over the term of the agreement. During the three month period ended June 30, 1998, the Company recognized $1,385,000 of sales and marketing expense related to this agreement which is included in accrued liabilities to service providers. As of June 30, 1998, the Company has a cash commitment ranging from a minimum of $4,150,000 to a maximum of $12,500,000 depending on the level of traffic delivered by Netscape in connection with this agreement.

In addition, in July 1997, the Company entered into an agreement with Netscape whereby it was designated as a premier provider of international search and navigational guide services for the

Netscape Net Search Program, for 10 Netscape local Web sites. The Company's agreement with Netscape provides for payments of up to a maximum aggregate of $1,219,000 in cash and reciprocal advertising over the one-year term of the agreement. During the three and six months ended June 30, 1998, the Company recognized sales and marketing expenses of approximately $100,000 and $200,000, respectively, under this agreement as a component of sales and marketing expense (none for the three and six months ended June 30, 1997).

The Company also has an agreement with Microsoft to provide navigational services on certain Microsoft web sites through which Infoseek also receives traffic. In exchange for such traffic, the Company makes available to Microsoft advertising space on the Infoseek service free of charge. The agreement is currently terminable by either party on one month's notice. The Company is currently renegotiating the agreement with Microsoft. Microsoft intends to discontinue its practice of making its traffic available in exchange for advertising space on the Infoseek service. Should the Company reach an agreement with Microsoft to continue its purchase of traffic, it is likely that it would significantly increase the Company's operating expenses.

At the end of the terms of the respective agreements with Netscape and Microsoft, there can be no assurance that these agreements with Netscape and Microsoft or other similar agreements can or will be renewed on terms satisfactory to the Company. If the Company is unable to renew these or other similar agreements on favorable terms or is otherwise unable to develop viable alternative distribution channels to Netscape and Microsoft or is otherwise unable to offset a reduction in traffic from these or other third party sources, advertising revenues would be adversely affected, resulting in the Company's business, results of operations, financial condition and prospects being materially and adversely affected. See "Risk Factors--Relationship with Netscape; Reliance on Third Party Sources of Traffic" below.

The increase in sales and marketing expenses for the six months ended June 30, 1998 over 1997 was also the result of hiring additional sales and marketing personnel and an increase in promotional and advertising activity including advertising campaigns in both 1998 and 1997, including television. The Company expects to increase the amount of promotional and advertising expenses and anticipates hiring additional sales representatives in future periods.

General and Administrative

For the three months ended June 30, 1998 and 1997 general and administrative expenses were $2,061,000, and $1,825,000, respectively. For the six months ended June 30, 1998 and 1997, general and administrative expenses were $3,923,000 and $3,295,000, respectively. General and administrative expenses consist primarily of compensation of administrative and executive personnel, facility costs and fees for professional services.

The increase in general and administrative expenses for the three months and six months ended June 30, 1998 over the comparable periods in 1997 was the result of hiring additional administrative and executive staff and adding infrastructure to manage the expansion of the business. The Company anticipates that its general and administrative expenses will continue to increase in dollar amount as the Company continues to expand its administrative and executive staff.

As previously discussed, the Company has entered into agreements with Starwave and with Disney relating to an acquisition of Starwave by the Company and the issuance of common stock and warrants to purchase common stock of the Company to Disney. As a result, the Company has incurred direct costs related to this transaction of approximately $1,000,000 as of June 30, 1998 and estimates that it will incur direct transaction costs of approximately $15.0 million associated with the proposed Starwave Acquisition, which will be accounted for as part of the purchase price of the transactions. The Company also expects to incur an additional significant charge to operations, which currently cannot be reasonably estimated, in the quarter in which the proposed Starwave Acquisition is expected to be consummated, to reflect costs associated with integrating the two companies. There can be no assurance that the combined companies will not incur additional material charges in subsequent quarters to reflect additional costs associated with the proposed Starwave Acquisition. See "Risk Factors-- Risks of Acquisition Strategy" below.

Restructuring and Other Charges

During the second quarter of 1997, the Company recorded restructuring and other charges of approximately $7,400,000, of which approximately $6,200,000 related to the discontinuance of certain business arrangements which were determined to be non-strategic, and approximately $1,200,000 related to management changes. Of these restructuring charges, approximately $5,000,000 involved cash outflows, all of which have been completed as of June 30, 1998. Non-cash restructuring charges of approximately $2,400,000 related primarily to the write-down of certain non-strategic business assets which were written off in June 1997. There have been no material changes to the restructuring plan or in the estimates of the restructuring costs.

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

Year 2000 Compliance

The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The ``year 2000 problem'' is pervasive and complex as virtually every computer operation will be effected in some way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. Management of the Company is in the process of working with its software vendors to assure that they are prepared for the year 2000. Management does not anticipate that the Company will incur significant operating expenses or be required to invest heavily in computer systems improvements to be year 2000 compliant. However, significant uncertainty exists concerning the potential costs and effects associated with any year 2000 compliance. The Company is currently implementing an upgrade to each of its management information systems that it believes is year 2000 compliant. Any year 2000 compliance problem of the Company or its viewers, customers or advertisers could materially adversely affect the Company's business, results of operations, financial condition and prospects.

LIQUIDITY AND CAPITAL RESOURCES

From inception through May 1996, the Company financed its operations and met its capital expenditure requirements primarily from proceeds derived from the
issuance of equity, convertible debt securities and equipment term loans.   In
February 1998, the Company completed a follow-on public offering and received approximately $43,015,000 net of underwriting discounts, commissions and other offering costs. The proceeds will be used for general corporate purposes, including expansion of its sales and marketing efforts, and capital expenditures.

For the first six months ended June 30, 1998, operating activities used cash of $1,390,000 due primarily to the Company's net loss offset by increases in depreciation and amortization, deferred revenue and accrued liabilities to service providers. For the six month period ended June 30, 1997, operating activities used cash of $8,760,000 due primarily to the Company's net loss partially offset by increases in accrued restructuring and other charges, depreciation and amortization and deferred revenue. For the six months ended June 30, 1998, investing activities used cash of $44,695,000 primarily related to the net purchases of short-term investments. For the six months ended June 30, 1997, investing activities provided net cash of $4,016,000, primarily associated with the sale of short-term investments. Financing activities generated cash of $43,430,000, and $5,120,000, in the six months ended June 30, 1998 and 1997, respectively, primarily from the Company's follow-on public offering in February 1998 and equipment term loans in 1997.

The Company has commitments for its facilities under operating lease agreements and expects to continue to incur significant capital expenditures to support expansion of the Company's business. Furthermore, from time to time the Company expects to evaluate the acquisition of products, businesses and technologies that complement the Company's business.

The Company had $67,332,000 in cash, cash equivalents and short-term investments at June 30, 1998. Also, in March 1997, the Company entered into a four-year, $5,000,000 equipment term loan facility. The Company currently anticipates that its cash, cash equivalents, short-term investments, and cash flows generated from advertising revenues will be sufficient to meet its anticipated needs for working capital and other cash requirements through at least September 30, 1999. Thereafter, the Company may need to raise additional funds. The Company may need to raise additional funds sooner, however, in order to fund more rapid expansion, to develop new or enhance existing services or products, to respond to competitive pressures or to acquire complementary products, businesses or technologies. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of the shareholders of the Company will be reduced, shareholders may experience additional dilution and such securities may have rights, preferences or privileges senior to those of the holders of the Company's common stock. There can be no assurance that additional financing will be available on terms favorable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, the Company's ability to fund expansion, take advantage of acquisition opportunities, develop or enhance services or products or respond to competitive pressures would be significantly limited. Such limitation could have a material adverse effect on the Company's business, results of operations, financial condition and prospects. The estimate of the period for which the Company expects its available funds to be sufficient to meet its capital requirements is a forward-looking statement that involves risks and uncertainties. There can be no assurance that the Company will be able to meet its working capital and other cash requirements for this period as a result of a number of factors including but not limited to those described under "Risk Factors--Future Capital Needs; Uncertainty of Additional Financing" below.

Risk Factors

In evaluating the Company's business, investors should carefully consider the following risk factors in addition to the other information set forth herein or incorporated herein by reference.

Limited Operating History: Historical Losses; Anticipation of Continued Losses. The Company's limited operating history makes it difficult to manage operations and predict future operating results. the Company has incurred significant net losses since inception and expects to continue to incur significant losses on a quarterly and annual basis in 1998 and may do so in subsequent fiscal periods. As of June 30, 1998, the Company had an accumulated deficit of $51,097,000. The Company and its prospects must be considered in light of the risks, costs and difficulties frequently encountered by companies in their early stage of development, particularly companies in the new and rapidly evolving Internet market. There can be no assurance that the Company will be able to address any of these challenges. Although the Company has experienced significant revenue growth in 1997 and the first half of 1998, there can be no assurance that this growth will be sustained or that revenues will continue to grow or that the Company will achieve profitability. In 1997 and the first half of 1998, the Company significantly increased its operating expenses as a result of a substantial increase in its sales and marketing efforts, development of new distribution channels, expansion of its customer support capabilities and to fund greater levels of research and development. Further increases in operating expenses are planned during fiscal 1998. To the extent that any such expenses are not timely followed by increased revenues, the Company's business, results of operations, financial condition and prospects would be materially adversely affected.

Relationship with Netscape; Reliance on Third Party Sources of Traffic. The Company relies in part on third party sources of traffic to its web site, including Netscape and Microsoft, among others, pursuant to contractual arrangements which generally have terms of one year or less. For the year ended December 31, 1997 and the six months ended June 30, 1998, approximately 46% and 31% of the aggregate page views on the Company's web site were generated by traffic derived from third party sources. Since March 1995, the Company has been a featured provider of navigational services on the Web page of Netscape. In 1996 and 1997 and during the first half of 1998, approximately 65%, 33% and 23%, respectively, of all page views served on the Infoseek Service came from traffic attributable to the Netscape web page. As of June 1, 1998, the Company entered into a one-year agreement with Netscape with terms that provide for the Company to pay, based upon the level of impressions delivered, up to an aggregate of $12,500,000 in cash to be one of the six non-exclusive premier providers of navigational services (along with Excite, Netscape, Lycos, Alta Vista, and LookSmart). Under terms of the agreement, which expires May 31, 1999, the Company will receive 15% of premier provider rotations -- the pages served to visitors who have not selected a preferred provider. The payments to Netscape are being recognized ratably over the term of the agreement. The Company also has an agreement with Microsoft, which is terminable by either party on one month's notice, to provide navigational services on certain Microsoft web sites through which the Company also receives traffic. In exchange for such traffic, the Company makes available to Microsoft advertising space on the Company's web site free of charge. The Company is currently negotiating with Microsoft regarding a new agreement. At the end of the terms of the respective agreements with Netscape and Microsoft, there can be no assurance that these agreements with Netscape and Microsoft or other similar agreements can or will be renewed on terms satisfactory to the Company. If the Company is unable to renew these or other similar agreements on favorable terms or is otherwise unable to develop viable alternative distribution channels to Netscape and Microsoft or is otherwise unable to offset a reduction in traffic from these or other third party sources, advertising revenues would be adversely affected, resulting in the Company's business, results of operations, financial condition and prospects being materially and adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Potential Fluctuations in Future Results. As a result of the Company's limited operating history as well as the recent emergence of both the Internet and intranet markets addressed by the Company, the Company has neither internal or industry-based historical financial data for any significant period of time upon which to project revenues or base planned operating expenses. The Company expects that its results of operations may also fluctuate significantly in the future as a result of a variety of factors, including: the continued rate of growth, usage and acceptance of the Internet and intranets as information media; the rate of acceptance of new, enhanced or alternative products or services by the Company or by its competitors; the Company's ability to attract, retain and motivate qualified personnel; initiation, implementation, amendment, renewal or expiration of significant contracts with Borders Group, Inc. ("Borders Online"), Microsoft, Netscape and others; pricing changes by the Company or its competitors; specific economic condition in the Internet and intranet markets; general economic conditions; and other factors. Substantially all of the Company's revenues have been generated from the sale of advertising, and the Company expects to continue to derive substantially all of its revenues from selling advertising and related products for the foreseeable future. Moreover, most of the Company's contracts with advertising customers have terms of three months or less. Advertising revenues are tightly related to the amount of traffic on the Company's web site, which is inherently unpredictable. Accordingly, future sales and operating results are difficult to forecast. the Company's expense levels are based, in part, on its expectations as to future revenues and, to a significant extent, are not expected to decrease, at least in the short term. Accordingly, any significant shortfall in relation to the Company's expectations would have an immediate material adverse impact on the Company's business, results of operations, financial condition and prospects.

In addition, the Company may elect from time to time to make certain pricing, service or marketing decisions or acquisitions that could have a short-term material adverse effect on the Company's business, results of operations, financial condition and prospects and which may not generate the long-term benefits intended. From time to time, the Company has entered into and may continue to enter into strategic relationships with companies for cross service advertising, such as the Company's relationship with United Parcel Service of America, Inc. ("UPS"). The Company's revenues have in the past been, and may in the future continue to be, partially dependent on its relationship with its strategic partners. Such strategic relationships have an may continue to include substantial one-time or up front payments from the Company's partners. Accordingly, the Company believes that its quarterly revenues are likely to vary significantly in the future, that period-to-period comparisons are not necessarily meaningful and that such comparisons should not necessarily be relied upon as an indication of future performance. Due to the foregoing factors, it is likely that in future periods, the Company's operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company's common stock would likely be materially adversely affected.

Developing Market; Unproven Acceptance of Internet Advertising and of the Company's Products and Services. The Company's future success is highly dependent upon the increased use of the Internet and intranets for information publication, distribution and commerce. The market for the

Company's products and services has only recently begun to develop, is rapidly evolving and is characterized by an increasing number of market entrants with products and services for use on the Internet and intranets. Most of the Company's advertising customers have only limited experience with the Internet as an advertising medium, have not yet devoted a significant portion of their advertising expenditures to Internet-based advertising, and may not find such advertising to be effective for promoting their products and services relative to traditional print and broadcast media. No standards have been widely accepted for the measurement of the effectiveness of Internet based advertising, and there can be no assurance that such standards will develop sufficiently to support the Internet as a significant advertising medium. The Internet industry is young and has few proven products and services. In particular, because the Company expects to derive substantially all of their revenues in the foreseeable future from sales of Internet advertising, the future success of the Company is highly dependent on the development of the Internet as an advertising medium. If the market fails to continue to develop, develops more slowly than expected or becomes saturated with competitors, or if the Company's products and services do not achieve or sustain acceptance by Internet users or advertisers, the Company's business, results of operations, financial condition and prospects would be materially adversely affected. The Company believes that advertising sales in traditional media, such as television, are generally lower in the first and third calendar quarters of each year as compared with the respective preceding quarters and that advertising expenditures fluctuate significantly with economic cycles. Depending on the extent to which the Internet is accepted as an advertising medium, seasonality and cyclicality in the level of advertising expenditures generally could become more pronounced for this medium. Seasonality and cyclicality in advertising expenditures generally, or with respect to Internet-based advertising specifically, could have a material adverse effect on the Company's business, financial condition and operating results.

Risk Associated with Brand Development. The Company believes that establishing and maintaining the Company brand is a critical aspect of its efforts to attract and expand its audience and that the importance of brand recognition will increase due to the growing number of Internet sites and the relatively low barriers to entry. Promotion and enhancement of the Company's brand will depend largely on the Company's success in providing high-quality products and services and in designing and implementing effective media promotions, which success cannot be assured. In order to attract and retain Internet users and to promote and maintain the Company's brand in response to competitive pressures, the Company believes it is necessary to increase substantially its financial commitment to creating and maintaining a distinct brand loyalty among customers. If the Company is unable to provide high-quality products and services, design and implement effective media promotions or otherwise fails to promote and maintain its brand, or if the Company incurs excessive expenses in an attempt to improve its products and services or promote and maintain its brand, the Company's business, results of operations, financial condition and prospects would be materially and adversely affected.

Intense Competition. The market for Internet and intranet products and services is highly competitive, and the Company expects that competition will continue to intensify. The market for Internet and intranet search and navigational services has only recently begun to develop, and the Company cannot predict with any certainty how competition will affect the Company, its competitors or its customers. The Company also believes that the Internet market increasingly will require portal services to integrate a more robust array of multimedia content and services. As such, the Company believes that its future success in part will depend upon its ability to effectively and timely integrate such content and services, including but not limited to further advancements in search and directory and other technologies and functionality, development of on-line communities, implementation of electronic commerce and provisions of rich and diverse multimedia content. There can be no assurance that the Company will be able to compete successfully or that the competitive pressures faced by the Company, including those listed below, will not have a material adverse effect on the Company's business, results of operations, financial condition and prospects. The Company believes it faces numerous competitive risks, including the following:

     Competition from Consolidated Internet Products. A number of companies offering Internet products and services, including direct competitors of the Company, recently have begun to integrate multiple features within the products and services they offer to consumers. Integration of Internet products and services is occurring through development of competing products and through acquisitions of, or entering into joint ventures and/or licensing arrangements involving, competitors of the Company. For example, Netscape has recently announced that it has signed a two-year strategic partnership with Excite to build out content based channels jointly for Netscape's Web site and to create co-branded search, thereby competing directly with the Company. The Web browser offered by Microsoft, another widely-used browser and substantial source of traffic for the Company, may incorporate and promote information search and retrieval capabilities in future releases or upgrades that could make it more difficult for Internet viewers to find and use the Company's products and services. Microsoft recently licensed products and services from Inktomi Corporation ("Inktomi"), a direct competitor of the Company, and has announced that it will feature and promote Inktomi services in the Microsoft Network and other Microsoft online properties. The Company expects that such search services may be tightly integrated into the Microsoft operating system, the Internet Explorer browser and other software applications, and that Microsoft will promote such services within the Microsoft Network or through other Microsoft-affiliated end-user services such as MSNBC or WebTV. In addition, entities that sponsor or maintain high-traffic Web sites or that provide an initial point of entry for Internet viewers, currently offer and can be expected to consider further development, acquisition or licensing of Internet search and navigation functions competitive with those offered by the Company, or could take actions that make it more difficult for viewers to find and use the Company's products and services. For example, AOL is currently a significant shareholder of Excite and offers Excite's WebCrawler and NetFind as the exclusive Internet search and retrieval services for use by AOL's subscribers. Continued or increased competition from such consolidations, integration and strategic relationships involving competitors of the Company could have a material adverse effect on the Company's business, results of operations, financial condition and prospects.

     Competition from existing search and navigational competitors. Many companies currently offer directly competitive products or services addressing Web search and navigation, including DEC/Alta Vista, Excite, HotBot, Inktomi, Lycos, CNET and Yahoo! In addition, the Company's Ultraseek Server product competes directly with intranet products and services offered by companies such as DEC/Alta Vista, Lycos, Open Text and Verity. The Web browsers currently offered by Netscape and Microsoft, which are the two most widely used browsers, incorporate prominent search buttons and similar features, such as features based on "push" technologies, that direct search traffic to competing services, including those that may be developed or licensed by Microsoft or Netscape in enhancements or later versions of these or other products. Many of the Company's existing competitors, as well as a number of potential new competitors, have significantly greater financial, technical, marketing and distribution resources than the Company.

     Competition from Internet and other advertising media. The Company also competes with online services, other Web site operators and advertising networks, as well as traditional media such as television, radio and print for a share of advertisers' total advertising budget. Additionally, a large number of Web sites and online services (including, among others the Microsoft Network, MSNBC, AOL and other Web navigation companies such as Excite, Lycos and Yahoo!) offer informational and community features, such as news, stock quotes, sports coverage, yellow pages and e-mail listings, weather news, chat services and bulletin board listings that are competitive with the services currently offered or proposed to be offered by the Company. Moreover, the Company believes that the number of companies selling Web-based advertising and the available inventory of advertising space have recently increased substantially. Accordingly, the Company may face increased pricing pressure for the sale of advertisements and reduction in the Company's advertising revenues.

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

Reliance on Advertising Revenues. The Company has derived a substantial majority of its revenues to date from the sale of advertisements and expects to continue its dependence on advertising and related products, including channel sponsorships and, to a lesser extent, the sale of the Ultramatch advertising management system and the Ultraseek Server intranet product. The Company's current business model of generating revenues through the sale of advertising on the Internet, which is highly dependent on the amount of traffic on the Company's web site, is relatively unproven. The Internet as an advertising medium has not been available for a sufficient period of time to gauge its effectiveness as compared with traditional advertising media. In addition, most of the Company's current advertising customers have limited or no experience using the Internet as an advertising medium, have not devoted a significant portion of their advertising expenditures to such advertising and may not find such advertising to be effective for promoting their products and services relative to advertising in traditional media. There can be not assurance that current advertisers will continue to purchase advertising space and services from the Company or that sufficient impressions will be achieved or available, or that the Company will be able to successfully attract additional advertisers. Furthermore, with the rapid growth of available inventory on the Internet and the intense competition among sellers of advertising space, it is difficult to project future levels of advertising revenues and pricing models that will be adopted by the industry or individual companies. In addition, the ability to quickly develop new business models which will generate additional revenue sources may be vital for the Company to remain competitive in its marketplace. Accordingly, there can be no assurance that the Company will be successful in generating significant future advertising revenues or other source of revenues; failure to do so could have a material adverse effect on the Company's business, results of operations, financial conditions and prospects.

Technological Change and New Products and Services. The market for Internal products and services is characterized by rapid technological change, changing customer needs, frequent new product introductions and evolving industry standards. These market characteristics are exacerbated by the emerging nature of this market and the fact that many companies are expected to introduce new Internet products and services in the near future. The Company's future success will depend on its ability to continually and, on a timely basis, introduce new products, services and technologies and to continue to improve the performance, features and reliability of the Company's products and services in response to both evolving demands of the marketplace and competitive product offerings.

In the fourth quarter of 1997, the Company released a new version of its service which currently features 18 "channels," designed to bring together topical information, services, products and communities on the Web. The service provides additional opportunities for revenue from the sale of channel sponsorships as well as provides an opportunity for the Company to share in a portion of the revenue facilitated by its viewers with these channel sponsors. Continued market acceptance of this new version and successful conclusion of sponsorship arrangements are integral to the Company's competitiveness and viability. Most of the Company's additional channel sponsorship arrangements are dependent on an increasing level of viewer traffic. If the Company is unable to renew its relationship with Netscape or Microsoft, or if viewer traffic is otherwise materially adversely affected, the Company may be unable to retain its channel sponsorship arrangements. In addition, there can be no assurance that this new sponsorship service or any other new or proposed product or service will attain market acceptance, experience technological sustainability or be free of errors that require significant design modifications or that the business model to generate revenues will be successful. Failure of the Company to successfully design, develop, test, market and introduce other new and enhanced technologies and services, or any enhancements of the Company's current search technology, or the failure of the Company's recently introduced products and services to achieve market acceptance could have a material adverse effect upon the Company's business, results of operations, financial condition and prospects.

Due to the rapid technological change, changing customer needs, frequent new product and service introductions and evolving industry standards, timeliness of introduction of these new products and services is critical. Delays in the introduction of new products and services may result in customer dissatisfaction and may delay or cause a loss of advertising revenue. There can be no assurance that the Company will be successful in developing new products or services or improving existing products and services that respond to technological changes or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of new or improved products and services, or that its new products and services will adequately meet the requirements of the marketplace and achieve market acceptance. If the Company is unable to develop and introduce new or improved products or services in a timely manner in response to changing market conditions or customer requirements. The Company's business, results of operations, financial condition and prospects could be materially adversely affected.

Management of Growth. The Company has recently experienced and may continue to experience rapid growth, which has placed, and could continue to place, a significant strain on the Company's limited personnel and other resources. Competition for engineering, sales and marketing personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel or that the Company will be able to manage such growth effectively. To succeed, the Company will need to continue to implement and improve its operational, financial and management information systems and to hire, train, motivate and manage its employees. In particular, the Company has experienced difficulty in hiring and retaining the personnel necessary to support the growth of the Company's business. The failure of the Company to successfully manage any of these issues would have a material adverse effect on the Company's business, results of operations, financial condition and prospects. The Company's ability to manage its growth will require a significant investment in and upgrade to its existing internal management information systems to support increased accounting and other management related functions, and a new advertising inventory management analysis system to provide enhanced internal reporting and customer feedback on advertising. These system upgrades and replacements will impact almost all phases of the Company's operations (i.e. planning, advertising implementation and management finance and accounting). These systems are currently scheduled to become operational by the second half of 1998. There can be no assurance that the Company will not experience problems, delays or unanticipated additional costs in implementing these systems or in the use of its existing system that could have a material adverse effect on the Company's business, results of operations, financial condition and prospects, particularly in the period or periods on which these systems are brought online.

Risks of Acquisition Strategy. The Company believes that it may be necessary to enter into joint ventures or other strategic relationships or to make acquisitions of complementary products, technologies or businesses in order to remain competitive. The failure of the Company to execute such a strategy may lead to decreased market share, viewer traffic or brand loyalty, which may have a material adverse effect on the Company's business, results of operations, financial condition and prospects. In addition, acquisition transactions are accompanied by a number of risks, including, among other things, the difficulty of integrating the operations and personnel of the acquired companies, the potential disruption of the Company's ongoing businesses, the inability of management to maximize the financial and strategic position of the combined companies through the successful incorporation of any acquired technology or content and rights into the Company's products and media properties, expenses associated with the transactions, additional expenses associated with amortization of acquired intangible assets, the maintenance of uniform standards, controls, procedures and policies, the impairment of relationships with employees and customers as a result of any integration of new management personnel, and the potential unknown liabilities associated with acquired businesses. There can be no assurance that the Company would be successful in overcoming these risks or any other problems encountered in connection with such acquisitions. In addition, the proposed Starwave Acquisition and related transactions with Disney involve the following additional risks and uncertainties:

     Uncertainties Relating to Integration of Operations. The Company and Starwave have entered into the Reorganization Agreement with the expectation that the proposed Starwave Acquisition will result in long-term strategic benefits. These anticipated benefits will depend in part on whether the companies respective operations, including the Starwave joint ventures, can be integrated in an efficient and effective manner and there can be no assurance that this will occur. The combination of the companies will require, among other things, integration of the Company's and Starwave's respective product and service offerings and coordination of the companies sales, marketing and research and development efforts. There can be no assurance that the combined companies will be able to take full advantage of the combined sales force's efforts, the different geographic locations of the principal operations of each of the companies. Starwave and the Starwave joint ventures will also render such integration more difficult. Further, the combined companies will have a substantially expanded employee base which will require substantial dedication of management and other resources. Given the expanded operations of the combined companies, the combined companies businesses will be increasingly influenced by their ability to retain and recruit qualified management, engineering, and sales and marketing personnel. The failure to effectively recruit and retain sufficient and qualified personnel for the combined companies operations would have a material adverse effect on the business, results of operations, financial condition and prospects of the combined companies. There is no assurance that the foregoing will be accomplished smoothly or successfully. The integration of operations following the Starwave Acquisition will require the dedication of management resources, which may distract attention from the day-to-day operations of the combined companies. The inability of management to successfully integrate the operations of the companies could have a material adverse effect upon the business, operating results and financial condition of the combined companies.

     Risks Related to Development, Launch and Acceptance of Planned New Portal Service. Infoseek believes that development, launch and promotion of the planned New Portal Service combining certain of the content, promotion, brands and technologies of the Company, Starwave, ABCNews.com, ESPN SportsZone.com and Disney, among other things, would be a critical aspect of the combined companies efforts to attract and expand their Internet audience and to differentiate the combined companies from their competitors and that the importance of this strategy will increase due to the growing number of Internet sites and the relatively low barriers to entry in providing Internet content. While the Company currently plans to launch the New Portal Service by the end of calendar year 1998, subject to consummation of the Starwave Acquisition, there can be no assurance that the service can be successfully developed and launched in such time frame and the New Portal Service, as initially launched, may not have all of the functionality and services currently planned for such service. The foregoing estimate of the timing of the launch of the planned New Portal Service is a forward-looking statement that is subject to risks and uncertainties. Actual results may vary materially as a result of a number of factors, including but not limited to those set forth below in this paragraph, and under "--Uncertainties Related to Integration of Operations" above. If consumers do not perceive the New Portal Service content and experience to be of high quality, or if the combined companies introduce new Internet sites or enter into new business ventures that are not favorably received by consumers, the combined companies will be unsuccessful in expanding their Internet audience. There can be no assurance that the Company and Starwave will be able to successfully develop and launch the planned New Portal Service on a timely basis, or at all, and the combined companies are dependent, in part, upon Disney and the Starwave joint ventures for successful development and launch of the New Portal Service.

     Amortization of Goodwill and Increased Expenditures Will Delay Profitability of Combined Companies. Because the Starwave Acquisition will be accounted for under the "purchase" method of accounting, the purchase price will be allocated to the acquired assets and liabilities of Starwave. The Company expects to record an in-process research and development charge in the quarter the Starwave Acquisition is consummated. In addition, intangible assets related to goodwill, developed technology and assembled workforce are expected by the Company to be amortized over a period of years following consummation of the proposed Starwave Acquisition. In addition, the combined companies expect to incur increased operating expenditures associated with the expanded operations of the combined companies businesses and the development, launch and promotion of the planned New Portal Service. As a result, the combined companies profitability is expected to be delayed beyond the time frame in which the Company may have otherwise achieved profitability.

     Costs of Integration; Transaction Expenses. The Company estimates that it will incur direct transaction costs of approximately $15.0 million associated with the proposed Starwave Acquisition, which will be accounted for as part of the purchase price of the transactions. The Company also expects to incur an additional significant charge to operations, which currently cannot be reasonably estimated, in the quarter in which the proposed Starwave Acquisition is expected to be consummated, to reflect costs associated with integrating the two companies. There can be no assurance that the combined companies will not incur additional material charges in subsequent quarters to reflect additional costs associated with the proposed Starwave Acquisition.

Further, no assurance can be given that any other acquisitions will or will not occur, that if an acquisition does occur it will not materially and adversely affect the Company or that any such acquisition will be successful in enhancing the Company's businesses. If the Company proceeds with additional significant acquisitions in which the consideration consists of cash, a substantial portion of the Company's available cash could be used to consummate the acquisitions. If the Company were to consummate one or more acquisitions in which the consideration consisted of stock, stockholders of the Company could suffer dilution of their interests in the Company.

In addition, in the event of consummation of the Starwave Acquisition and related transactions with Disney, the Company may not (and, if Disney elects to obtain control when eligible to do so, may not) be able to account for subsequent acquisitions as pooling-of-interests and, as a result, may have to recognize significant goodwill related to the acquisition of intangibles, the amortization of which would adversely affect the Company's subsequent results of operations, and may incur charges for acquired in-process technology in the period in which the acquisition occurs that would adversely affect the Company's results of operations in such period.


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

The process of managing advertising with large, high traffic web sites such as the Company's is an increasingly important and complex task. The Company is in the process of converting from an internally developed advertising inventory management analysis system to provide enhanced internal reporting and customer feedback on advertising to a system being developed by NetGravity. As this process has progressed, the Company continues to evaluate all alternatives including other third party and internally developed applications and recently began to evaluate Starwave's advertising delivery system which it may adopt for its use if the proposed Starwave Acquisition occurs. The Company currently anticipates that a new advertising management system will be installed and become operational in 1999. The time period in which the Company estimates a new advertising management system to be operational is a forward looking statement that is subject to risks and uncertainties and actual results may differ materially. To the extent that the Company encounters material difficulties in bringing, or is unable to bring, a new system online, the Company will need to acquire an alternative solution from a third party vendor or devote sufficient resources to enhance its current internally developed system. Any extended failure of, or material difficulties encountered in connection with, the Company's advertising management system may expose Infoseek to "make good" obligations with its advertising customers, which, by displacing advertising inventory would, among other consequences, reduce revenue and would have a material adverse effect on the Company's business, results of operations, financial condition and prospects.

In addition, the Company's operation depends upon its ability to maintain and protect its computer systems, all of which are located at the Company's principal offices in Sunnyvale, California. This system is vulnerable to damage from fire, floods, earthquakes, power loss, telecommunications failures, break-ins and similar events. The Company does not currently have a disaster recovery plan in effect and does not have redundant systems for its service at an alternate site. Despite the implementation of network security measures by the Company, its servers are also vulnerable to computer viruses, break-ins and similar disruptive problems. Computer viruses, break-ins or other problems caused by third parties could lead to interruptions, delays in or temporary cessation of service to users of the Company's products and services the occurrence of any of these event would have a material adverse effect on the Company's business, results of operations, financial condition and prospects.

Future Capital Needs; Uncertainty of Additional Financing. The Company anticipates that its cash, cash equivalents, short-term investments and cash flows generated from advertising revenues will be sufficient to meet its anticipated needs from working capital and other cash requirements through at least September 30, 1999. Thereafter, the Company may need to raise additional funds. The Company may need to raise additional funds sooner, however, in order to fund more rapid expansion, to develop new or enhance existing services or products, to respond to commutative pressures to acquire complementary products, businesses or technologies. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of the shareholders of the Company will be reduced, shareholders may experience additional dilution and such securities my have rights, preferences or privileges senior to those of the holders of the Company's common stock. There can be no assurance that additional financing will be available on terms favorable to the Company or at all. If adequate funds are not available or are not available on acceptable terms, the Company's ability to fund its expansion, take advantage of unanticipated acquisition opportunities, develop or enhance services or products or respond to competitive pressures would be significantly limited. Such limitations could have a material adverse effect on the Company's business, results of operations, financial condition and prospects. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

Risks Associated with International Expansion. As part of its business strategy, the Company has begun to seek additional opportunities to expand its products and services into international markets. The Company believes that such expansion is important to the Company's ability to continue tot grow and to market its products and services. In marketing its products and services internationally, however, the Company faces new competitors. In addition, the Company's success in entering international markets is dependent upon the Company's ability to create localized versions of its products and services. There can be no assurance that the Company will be successful in creating localized versions of its products and services or marketing or distributing its products abroad or that, if the Company is successful, its international revenues will be adequate to offset the expense of establishing and maintaining international operations. To date, the Company has limited experience in marketing and distributing its products and services internationally. In addition to the uncertainty as to the Company's ability to establish an international presence, there are certain difficulties and risks inherent in doing business on an international level, such as compliance with regulatory requirements and changes in these requirements, export restrictions, export controls relating to technology, tariffs and other trade barriers, protection of intellectual property rights, difficulties in staffing and managing international operations, longer payment cycles, problems in collection accounts receivable, political instability, fluctuations in currency exchange rates and potentially adverse tax consequences. There can be no assurance that one or more of such factors would not have a material adverse effect on any international operations established by the Company and, consequently, on the Company's business, results of operations, financial condition and prospects.

Dependence on Key Personnel. The Company's performance is substantially dependent on the services of the members of its senior management team, as well as its ability to retain and motivate its officers and key employees. In addition, the Company has recently hired, and plans to continue to hire, a number of engineers to design and implement improvements to the integration of content with its search engine technology, which the Company believes will be a significant factor in its future ability to compete favorably with other navigational guides. The Company's future performance depends in significant part upon the contributions of its senior management personnel, including its Chairman Steve Kirsch, who is integrally involved in the Company's research and development efforts. Although the Company provides incentives such as salary, benefits and option grants (which are typically subject to vesting over four years) to attract and retain qualified employees, the loss of services of any of the Company the Company's officers or other key employees would have a material adverse effect on the Company the Company's business, results of operations, financial condition and prospects.

Volatility of Stock Price. The price of the Company the Company's common stock has been and may continue to be subject to wide fluctuations in response to a number of events and factors such as quarterly variations in results of operations, announcements of new technological innovations or new products and media properties by the Company or its competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to the Company, and news relating to trends in the Company's markets. In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of the Company's common stock, regardless of the Company's operating performance.

Intellectual Property and Proprietary Rights. The Company's success depends significantly upon its proprietary technology. The Company currently relies on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company seeks to protect its software, documentation and other written materials under trade secret, patent and copyrights laws, which afford only limited protection. The Company holds two United States patents and currently has 10 United States patent applications pending and six foreign patent applications pending. There can be no assurance that the pending applications will be approved, or that if issued, such patents will not be challenged, and if such challenges are brought, that such patents will not be invalidated. There can be no assurance that the Company will develop proprietary products or technologies that are patentable, that any issued patent will provide the Company with any competitive advantages or will not be challenged by third parties, or that the patents of others will not have a material adverse effect on the Company's ability to do business. The Company has registered and applied for registration for certain service marks and trademarks, and will continue to evaluate the registration of additional service marks and trademarks, as appropriate. The Company generally enters into confidentiality agreements with its employees and with its consultants and customers. Litigation may be necessary to protect the Company's proprietary technology. Any such litigation may be time-consuming and costly. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or services or to obtain and use information that the Company regards as proprietary. In addition, the laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary right swill be adequate or that the Company's competitors will not independently develop similar technology or duplicate the Company's products or design around patents issued to the Company or other intellectual property rights of the Company.

There have been substantial amounts of litigation in the computer industry regarding intellectual property rights. There can be no assurance that third parties will not in the future claim infringement by the Company with respect to current or future products, trademarks or other proprietary rights, that the Company will counterclaim against any such parties in such actions or that if the Company makes claims against third parties with respect thereto, that any such party will not counterclaim against the Company in such actions. For example, the Company is aware of a U.S. patent recently issued to Carnegie Mellon related to Web spider technology that has been licensed to Lycos and is currently utilized in the Lycos search engine. While the Company currently believes, based on a preliminary review of such issued patent and consultation with its patent counsel, that the technologies employed by the Company in the Infoseek Service do not infringe the Carnegie Mellon patent, there can be no assurance that the Company would prevail if Lycos or Carnegie Mellon claimed the Company infringed such patent. Any such claims or counterclaims could be time-consuming, result in costly litigation, cause product release delays, require the Company to redesign its products or require the Company to enter into royalty or licensing agreements, any of which could have a material adverse effect upon the Company's business, results of operations, financial condition and prospects. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all.

Government Regulation and Legal Uncertainties. The Company is not currently subject to direct regulation by any government agency, other than regulations generally applicable to businesses, and there are currently few laws or regulations directly applicable to access to or commerce on the Internet. A number of legislative and regulatory proposals are under consideration by federal, state and foreign governmental organizations, and it is possible that a number of laws or regulations may be adopted with respect to the Internet covering issues such as user privacy, pricing and characteristics and quality of products and services. The adoption of any such laws or regulations may decrease the growth of the Internet, which could in turn decrease the demand for the Company's products, increase the Company's cost of doing business, or otherwise have an adverse effect on the Company's business, results of operations, financial condition and prospects. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, copyright, trade secret, libel and personal privacy is uncertain and developing. Any such new legislation or regulation, or application or interpretation of existing laws, could have a material adverse effect on the Company's business, results of operations, financial condition and prospects.

Because materials may be downloaded by the online or Internet services operated or facilitated by the Company and may be subsequently distributed to others, there is a potential that claims will be made against the Company for defamation, negligence, copyright or trademark infringement, personal injury or other theories based on the nature, content, publication and distribution of such materials. Such claims have been brought, and sometimes successfully pursued, against online service providers in the past. In addition, the Company could be exposed to liability with respect to the selection of listings that may be accessible through content and materials that may appear in chat room, instant messaging, hosted web pages or other services offered by the Company. Such claims might include, among others, that by hosting or providing hypertext links to web sites operated by third parties, the Company is liable for copyright or trademark infringement or other wrongful actions by such third parties through such web sites. It is also possible that if any information provided through the Company's services, such as stock quotes, analyst estimates or other trading information, contains errors, third parties could make claims against the Company for losses incurred in reliance on such information. The Company expects to offer web-based e-mail services in the near future, which may expose the Company to potential risks, such as liabilities or claims resulting from unsolicited e-mail (spamming), lost or misdirected messages, illegal or fraudulent use of e-mail, harassment or interruptions or delays in e-mail service.

From time to time, the Company will enter into agreements with sponsors, content providers, service providers and merchants under which the Company are entitled to receive a share of revenue from the purchase of goods and services by users of the Company's online properties. Such arrangements may expose the Company to additional legal risks and uncertainties, including (without limitation) potential liabilities to consumers of such products and services. Although the Company carries general liability insurance, such insurance may not cover potential claims of this type or may not be adequate to indemnify the Company for all liability that may be imposed.

Dependence on Continued Growth in Use of the Internet. Future growth in the Company's revenues will depend on the widespread acceptance and use of the Internet and other interactive online platforms as a source of information and entertainment and as a vehicle for commerce in goods and services. Rapid growth in the use of and interest in the Internet is a recent phenomenon, and there can be no assurance that acceptance and use of the Internet will continue to develop or that a sufficient base of users will emerge to support the Company's businesses. Moreover, critical issues concerning the commercial use of the Internet (including security, reliability, cost, ease of use and access, quality of service and acceptance of advertising) remain unresolved and may negatively affect the growth of Internet use or the attractiveness of the Internet for advertising and online transactions. The Internet may not be accepted as a viable commercial medium for a number of reasons, including potentially inadequate development of the necessary network infrastructure, failure to develop or untimely development of critical enabling technologies, or inadequate commercial support for Internet-based advertising. To the extent that the Internet continues to experience an increase in users, an increase in frequency of use or an increase in the bandwidth requirements of users, there can be no assurance that the Internet infrastructure will be able to support the demands placed upon it. The widespread deployment of cable modems and other higher bandwidth enabling technologies has to date experienced delays, and continuing delays in the development and deployment of such technologies could slow the growth in the use of the Internet. In addition, the Internet could lose its viability as a commercial medium due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity, or as the result of increased government regulation. Changes in or insufficient availability of telecommunications services to support the Internet also could result in slower response times and could adversely affect use of the Internet generally and of the Company's Internet services in particular. In addition, corporations and other networks providing access to the Internet may restrict access to certain sites or hours of usage, which could limit access to and reduce traffic on the Company's services. If use of the Internet does not continue to grow or grows more slowly than expected, the Internet infrastructure does not effectively support growth that may occur, or access to the Internet or the Company's services is otherwise restricted, the Company's business, financial condition and operating results would be materially adversely affected.

Internet Security and Electronic Commerce Risks. Concerns over the security of online transactions and the privacy of users may inhibit the growth of the Internet generally, particularly as a means of conducting commercial transactions. A party who is able to circumvent either of the Company's security measures could misappropriate confidential or proprietary information or cause interruptions in the Company's online operations. The Company expects to expend significant capital and resources to protect against the threat of such security breaches or to alleviate problems caused by such breaches, but there can be no assurance that the Company's efforts in this regard will be successful. To the extent that activities of the Company or third party contractors involve the storage and transmission of confidential or proprietary information, such as computer software or credit card numbers, security breaches could expose the Company to a risk of loss or litigation and possible liability. There can be no assurance that contractual provisions attempting to limit the Company's liability in such areas will be successful or enforceable, or that other parties will accept such contractual provisions as part of the Company's agreements.

Year 2000 Compliance. The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The "year 2000 problem" is pervasive and complex as virtually every computer operation will be effected in some way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. Management of the Company is in the process of working with its software vendors to assure that they are prepared for the year 2000. Management does not anticipate that the Company will incur significant operating expenses or be required to invest heavily in computer systems improvements to be year 2000 compliant. However, significant uncertainty exists concerning the potential costs and effects associated with any year 2000 compliance. The Company is currently implementing an upgrade to each of its management information systems that it believes is year 2000 compliant. Any year 2000 compliance problem of the Company or its viewers, customers or advertisers could materially adversely affect the Company's business, results of operations, financial condition and prospects.

PART II:  OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders

         a) The Annual Meeting of Stockholders of the Company was held on June 19, 1998.
         b)  The following directors were elected at the meeting:

               Steven T. Kirsch
               Harry M. Motro
               Matthew J. Stover
               John E. Zeisler
               L. William Krause

         c) The shareholders approved an amendment to the 1996 Stock Option/Stock Issuance Plan to increase the number of shares available for grant thereunder by 1,500,000 shares.

         d) The shareholders approved an amendment to the 1996 Stock Option/Stock Issuance Plan to provide for an annual increase in the number of shares available for grant thereunder by the lesser of
             (i) 1,200,000 shares (ii) 4% of the outstanding shares of Common Stock of the Company or (iii) such lessor number of shares as determined by the Board of Directors.

         e) The shareholders approved an amendment to the 1996 Stock Option/Stock Issuance Plan to provide for an annual increase in the automatic option grant program for non-employee directors from (i) 7,500 to 15,000 upon becoming a director and (ii) 3,750 to 7,500 at the time of each annual meeting of shareholders thereafter.

         f) Shareholders approved an amendment to the Company's Employee Stock Purchase Plan to increase the number of shares available for issuance and sale thereunder by 400,000 shares.

         g) Shareholders approved an amendment to the Company's Employee Stock Purchase Plan to for annual increase in the number of shares available for issuance and sale thereunder by lesser of (i) 400,000 share (ii) 1% of the outstanding shares of Common Stock of the Company or (iii) such lesser number of shares as determined by the Board of Directors.

         h) The shareholders also ratified the appointment of Ernst & Young, L.L.P. as the independent accountants for the company for the year ended December 31, 1998.

         i) The results of the vote on the matters voted upon at the meeting are:

                (i)    Election of Directors     For      Withheld
                       ---------------------  ----------  --------
                       Steven T. Kirsch       28,765,919    86,964
                       Harry M. Motro         28,765,429    87,454
                       Matthew J. Stover      28,764,519    88,364
                       John E. Zeisler        28,426,219   426,664
                       L. William Krause      28,761,395    91,488

                (ii) Approval to the amendments to the Company's 1996 Stock Option/Stock Issuance Plan to increase the number of shares available for issuance.

                                For             Against         Abstained       Not Voted
                            ----------         ---------        ---------       ---------
                            12,593,294         2,716,071         101,764       13,441,754


                (iii) Approval to the amendments to the Company's 1996 Stock Option/Stock Issuance Plan to provide for an annual increase in the number of shares reserved for issuance.


                                For             Against         Abstained       Not Voted
                            ----------         ---------        ---------       ---------
                             12,679,391        2,620,366         111,372       13,441,754

                (iv) Approval to the amendments to the Company's 1996 Stock Option/Stock Issuance Plan to provide for an annual increase in the automatic option grant program for non-employee directors.

                                For             Against         Abstained       Not Voted
                            ----------         ---------        ---------       ---------
                            14,241,168         1,059,777         110,184       13,441,754

                (v) Approval to the amendment to the Company's Employee Stock Purchase Plan to provide for an increase in the number of shares available for issuance.

                                For             Against         Abstained       Not Voted
                            ----------         ---------        ---------       ---------
                            14,344,938         963,709           102,482       13,441,754

                (vi) Approval to the amendment to the Company's Employee Stock Purchase Plan to provide for an annual increase in the number of shares available for issuance and sale.

                                For             Against         Abstained       Not Voted
                            ----------         ---------        ---------       ---------
                            14,377,550         931,453           102,126       13,441,754

                (vii) Ratification of Ernst & Young, L.L.P. as independent auditors for the Company for fiscal year 1998:

                                For             Against         Abstained       Not Voted
                            ----------         ---------        ---------       ---------
                            28,357,029         435,520           60,334             0

             The foregoing matters are described in more detail in the Company's definitive proxy statement dated June 19, 1998.

ITEM 6.   Exhibits and Reports on Form 8-K

a)        Exhibit

     27.1 Financial Data Schedule

b)        Reports on Form 8-K

     The Company filed a current report on Form 8-K on May 22, 1998 which was amended on August 10, 1998 reporting the consolidated financial statements and the condensed consolidated financial statements which give retroactive effect to the merger of a wholly owned subsidiary of the Company with and into WebChat Communications, Inc. on April 17, 1998. The transaction was accounted for as a pooling-of-interests.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                      INFOSEEK CORPORATION

                      By:   /s/ Remo Canessa
                            -----------------------------
                            Remo Canessa
                            Vice President, Chief Financial Officer
                            (Principal Accounting and Financial Officer)

                            Dated:  August 13, 1998