Form 10-Q
period 1998-09-30
INFOSEEK CORP
filed 1998-11-16
CIK 920729

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-Q

     X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    ---
                            EXCHANGE ACT OF 1934


              For the quarterly period ended September 30, 1998


                                     OR


         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    ---
                            EXCHANGE ACT OF 1934

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


As of October 31, 1998, there were 31,522,782 shares of the registrant's common stock outstanding.

PART I      FINANCIAL INFORMATION                                      NUMBER

ITEM 1:     Financial Statements

            Condensed Consolidated Balance Sheets as of September 30,
                 1998 and December 31, 1997...............................  3
            Condensed Consolidated Statements of Operations for the
                 Three And Nine Months Ended September 30, 1998 and 1997..  4
            Condensed Consolidated Statements of Cash Flows for the Nine
                 Months Ended September 30, 1998 and 1997.................  5
            Notes to Condensed Consolidated Financial Statements..........  6

ITEM 2:     Management's Discussion and Analysis of Financial Conditions
               and Results of Operations..................................  12

PART II     OTHER INFORMATION

ITEM 6:     Exhibits and Reports on Form 8-K..............................  44

Signatures  ..............................................................  45

PART I:   FINANCIAL INFORMATION

ITEM 1.   Financial Statements

                              INFOSEEK CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                   SEPTEMBER 30,   DECEMBER 31,
                                                       1998            1997
                                                   -------------  -------------
                                                    (UNAUDITED)
ASSETS

Current assets:
      Cash and cash equivalents                    $       6,801  $       3,323
      Short-term investments                              47,740         28,116
      Accounts receivable, net                             7,619          6,921
      Prepaid to service providers                         5,838            ---
      Other current assets                                   998            648
                                                   -------------  -------------
         Total current assets                             68,996         39,008

Property and equipment, net                               15,177         10,488
Direct acquisition costs                                   2,825            ---
Deposits and other assets                                  3,315          1,993
                                                   -------------  -------------

        Total assets                               $      90,313  $      51,489
                                                   =============  =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable                             $       6,717  $       4,861
      Accrued payroll and related expenses                 2,191          1,630
      Accrued liabilities to service providers             1,558          4,221
      Other accrued liabilities                            2,418          2,262
      Deferred revenue                                     4,789          2,564
      Accrued restructuring and other charges                ---          1,877
      Short-term obligations                               2,942          2,575
                                                   -------------  -------------
        Total current liabilities                         20,615         19,990
Long-term obligations                                      2,981          4,493

Shareholders' equity:
      Common stock                                       121,292         76,000
      Accumulated deficit                                (53,724)       (48,030)
      Deferred compensation                                 (717)          (753)
      Notes receivable from shareholders                    (134)          (211)
                                                   -------------  -------------
        Total shareholders' equity                        66,717         27,006
                                                   -------------  -------------
        Total liabilities and shareholders' equity $      90,313  $      51,489
                                                   =============  =============

           See notes to condensed consolidated financial statements.

                            INFOSEEK CORPORATION

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)
                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                 THREE MONTHS ENDED      NINE MONTHS ENDED
                                    SEPTEMBER 30,          SEPTEMBER 30,
                                --------------------   --------------------
                                  1998        1997       1998        1997
                                ---------  ---------   ---------  ---------
Revenues                        $ 19,196   $   8,381   $  50,715  $  22,407

Costs and expenses:
    Hosting, content and
       website costs               3,278       1,567       7,956      4,397
    Research and development       2,635       1,777       7,432      5,879
    Sales and marketing           12,704       8,329      35,144     22,520
    General and administrative     3,953       1,947       7,876      5,242
    Restructuring and other
       charges                       ---         ---         ---      7,349
                                ---------  ---------   ---------  ---------
    Total cost and expenses        22,570     13,620      58,408     45,387
                                ---------  ---------   ---------  ---------
Operating loss                     (3,374)    (5,239)     (7,693)   (22,980)
Interest income, net                  747        287       1,999      1,066
                                ---------  ---------   ---------  ---------
Net loss                        $  (2,627) $  (4,952)  $  (5,694) $ (21,914)
                                =========  =========   =========  =========
Basic and diluted net
 loss per share                 $   (0.08) $   (0.19)  $   (0.19) $   (0.83)

Shares used in computing basic
 and diluted net loss per share    31,421     26,434      30,512     26,270


           See notes to condensed consolidated financial statements.

                              INFOSEEK CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                      NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                   ----------------------
                                                                      1998        1997
                                                                   ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                           $   (5,694) $  (21,914)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                         5,185       3,920
  Amortization of unearned compensation                                   314         717
Changes in assets and liabilities:
  Accounts receivable                                                    (698)     (1,828)
  Prepaid to Service Providers                                         (5,838)        ---
  Deposits and other current assets                                    (1,672)     (1,084)
  Direct acquisition costs                                             (2,825)        ---
  Accounts payable                                                      1,856      (1,219)
  Accrued payroll and related expenses                                    561        (237)
  Accrued liabilities to service providers                             (2,663)      2,357
  Other accrued liabilities                                               156         229
  Deferred revenue                                                      2,225         854
  Accrued restructuring and other charges                              (1,877)      2,904
                                                                   ----------  ----------
  Net cash used in operating activities                               (10,970)    (15,301)
INVESTING ACTIVITIES
Purchase of available-for-sale short-term investments                (147,907)    (29,667)
Proceeds from sales and maturities of available-
  for-sale investments                                                128,283      44,428
Purchases of property and equipment                                    (9,170)     (8,018)
                                                                   ----------  ----------
Net cash provided by (used) in investing activities                   (28,794)      6,743
FINANCING ACTIVITIES
Proceeds from term loan                                                   133       5,539
Repayments of term loan                                                (1,982)       (815)
Proceeds from sale of common stock, net                                45,091       2,587
                                                                   ----------  ----------
Net cash provided by financing activities                              43,242       7,311
                                                                   ----------  ----------
Net increase (decrease) in cash and cash equivalents                    3,478      (1,247)
Cash and cash equivalents at beginning of period                        3,323       3,788
                                                                   ----------  ----------
Cash and cash equivalents at end of period                         $    6,801  $    2,541
                                                                   ==========  ==========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Cash paid for interest amounted to $517,000 and $436,000 for the nine months ended September 30, 1998 and 1997 respectively. Unearned compensation related to stock options amounted to $352,000 for the nine months ended September 30, 1998. There was no unearned compensation for the nine months ended September 30, 1997.



           See notes to condensed consolidated financial statements.

                             INFOSEEK CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

Infoseek Corporation (the "Company") provides Internet search and navigation technology, products and services that use the Web to connect its viewers' personal, work and community lives. As a "connected" media company, the Company is able to segment viewers by interest area, providing advertisers with focused and targeted audiences. The Infoseek Service is a comprehensive Internet gateway that combines search and navigation with directories of relevant information sources and content sites, offers chat and instant messaging for communicating shared interests and facilitates the purchase of related goods and services. The Company conducts its business within one industry segment.

The condensed consolidated financial information as of September 30, 1998 and for the nine month periods ended September 30, 1998 and 1997 included herein is unaudited and has been prepared by the Company in accordance with generally accepted accounting principles and reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to state fairly the Company's financial position, results of operations, and cash flows for the periods presented. The December 31, 1997 balance sheet was derived from audited financial statements at that date. All significant intercompany transactions and balances have been eliminated.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting period. Actual results will differ from those estimates, and such differences may be material to the financial statements. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1997 included in the Company's current report Form 8-K, as filed on May 22, 1998 and as amended on August 10, 1998, with the Securities and Exchange Commission. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for any future periods.

As more fully described in Note 7, the Company merged with WebChat Communications, Inc., ("WebChat") in April 1998 in a pooling-of-interests transaction. The condensed consolidated financial statements for 1997 and 1998 have been restated to include the financial position, results of operations and cash flows of WebChat.

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

3. NET LOSS PER SHARE

In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share. Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary and fully diluted earnings per share, outstanding nonvested shares are not included in the computations of basic and diluted earnings per share until the time-based vesting restriction has lapsed. Basic earnings per share also excludes any dilutive effects of options, warrants and convertible securities. Diluted net loss per share does not include options, warrants or convertible securities, as they would be antidilutive for all periods presented. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):


                                      THREE MONTHS ENDED    NINE MONTHS ENDED
                                         SEPTEMBER 30,         SEPTEMBER 30,
                                     --------------------  --------------------
                                       1998        1997      1998        1997
                                     ---------  ---------  ---------  ---------

Net loss and numerator for basic
 and diluted net loss per share      $  (2,627) $  (4,952) $  (5,694) $ (21,914)
                                     =========  =========  =========  =========
Weighted average of common
 shares and denominator for basic
 and diluted net loss per share         31,421     26,434     30,512     26,270
                                     =========  =========  =========  =========

Basic and diluted net loss per share $   (0.08) $   (0.19) $   (0.19) $   (0.83)
                                     =========  =========  =========  =========

4. NEW ACCOUNTING PRONOUNCEMENT

The Company has adopted the American Institute of Certified Public Accountants Statement of Position, Software Revenue Recognition (SOP 97-2) effective the first quarter of 1998. The adoption did not have a significant affect on the Company's revenue recognition policy.

5. COMPREHENSIVE INCOME

The Company has adopted Statement of Financial Accounting Standards No. 130 (SFAS No. 130), "Reporting Comprehensive Income". SFAS No. 130 establishes new rules for reporting and display of comprehensive income and its components, however, the adoption of this statement has no impact on the Company's net loss or shareholders' equity. SFAS No. 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. During the third quarter and nine month period ended September 1998, unrealized gains or losses from available-for-sale securities were not significant.

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

The following information shows net revenue and net loss of the separate companies during the periods prior to the April 17, 1998 merger. The combined amount shows net revenue and net loss subsequent to the April 17, 1998 merger (in thousands):

                                          NINE MONTHS ENDED SEPTEMBER 30,
                                          -------------------------------
                                             1998                 1997
                                          ----------           ----------

      Net revenue
         Infoseek                         $   19,731           $   22,090
         WebChat                                 168                  317
         Combined                             30,816                  ---
                                          ----------           ----------
         Total                            $   50,715           $   22,407
                                          ==========           ==========

      Net loss
         Infoseek                         $   (1,630)          $  (20,533)
         WebChat                                (472)              (1,381)
         Combined                             (3,592)                 ---
                                          ----------           ----------
         Total                            $   (5,694)          $  (21,914)
                                          ==========           ==========

8. SIGNIFICANT AGREEMENTS


Through April 30, 1998, the Company's agreement with Netscape provided for payments up to an aggregate of $12,500,000 in cash and reciprocal advertising ($10,000,000 in cash and $2,500,000 in reciprocal advertising) to be one of four non-exclusive premiere providers of navigational services (along with Excite, Lycos, and Yahoo!). The Netscape arrangement was subsequently extended through May 31, 1998. The payments to Netscape were being recognized ratably over the term of the agreement.

As of June 1, 1998, the Company entered into a one-year agreement with Netscape with terms that provide for the Company to pay, based on impressions delivered, up to an aggregate of $12,500,000 in cash to be one of the six non-exclusive premier providers of navigational services (along with Excite, Netscape, Lycos, Alta Vista, and LookSmart). Under terms of the agreement, the Company will receive 15% of premiere provider rotations--the pages served to visitors who have not selected a preferred provider. The payments to Netscape are being recognized ratably over the term of the agreement. On November 11, 1998, the Company received notice from Netscape of their intent to either terminate the contract or negotiate a new agreement to afford Infoseek with different positioning or a lower rotation percentage on the Netscape site on pricing terms to be mutually agreed. While the Company and Netscape are currently in the process of negotiating a new agreement, there can be no assurance that Netscape will be willing to renew the agreement with the Company on commercially equivalent terms or on other terms that may be satisfactory to the Company, if at all. If no new agreement were entered into between Netscape and Infoseek, the current agreement would terminate in the first quarter of 1999. Pages sourced from Netscape have declined from 30% a year ago to 13% in June 1998 and 12% in September 1998 and a loss of Netscape sourced pages could have an adverse impact on the Company's business, results of operations and financial condition and prospects. As of September 30, 1998, the Company has a cash commitment ranging from a minimum of $4,150,000 to a maximum of $12,500,000 depending on the level of traffic delivered by Netscape in connection with this agreement.

Under the terms of these agreements, the Company recognized $1,877,000 and $2,500,000 of sales and marketing expense during the three month periods ended September 30, 1998 and 1997, respectively. During the nine month periods ended September 30, 1998 and 1997, the Company recognized $6,595,000 and $5,416,000, respectively.

The Company also had an agreement with Microsoft to provide navigational services on certain Microsoft web sites through which the Company also receives traffic. In exchange for such traffic, the Company makes available to Microsoft advertising space on the Infoseek service free of charge. Effective October 1, 1998, the Company terminated its existing agreement with Microsoft and entered into a new agreement with Microsoft to become one of five premier providers of search and navigation services on Microsoft's network of Internet products and services. Under the terms of the new twelve month Microsoft agreement, the Company is obligated to pay an aggregate of $10,675,000 for a guaranteed minimum number of impressions on both Microsoft's Internet Explorer search feature and Microsoft's website. The Company will also pay, based on the number of impressions delivered, for additional impressions on both Internet Explorer and Microsoft's website, up to a maximum of $18,000,000. The accounting treatment for the Microsoft agreement will result in amortizing the obligated amount over the one-year term of the agreement, beginning in the quarter ended December 31, 1998, the quarter when the service is launched.

In addition, the Company recently entered into an agreement with WebTV Networks, Inc. ("WebTV") pursuant to which the Company will be the exclusive provider of search and directory services to WebTV. Under this two year agreement, the Company is responsible for managing advertising sales for all of WebTV's search traffic and the substantial majority of WebTV's current non-search traffic. Pursuant to the agreement, the Company is obligated to make cash payments to WebTV totaling $26 million, with $15 million of such amount being payable in advance for the first five quarters during which the agreement is in effect and the remaining $11 million being payable ratably over the last three quarters of the agreement term. Such payments by the Company are subject to reimbursement in the event that WebTV is unable to deliver a minimum of 4.5 billion impressions over the life of the agreement. The Company is to receive all of the revenue generated from such advertising sales up to a pre-determined amount that is in excess of the Company's total payment obligations to WebTV under the agreement, with allocations of such revenue between the Company and WebTV being made beyond this pre-determined amount.

9. PROPOSED TRANSACTIONS

In June 1998, the Company entered into agreements with Starwave Corporation ("Starwave"), a Washington corporation, and with The Walt Disney Company, a Delaware corporation, and certain Disney subsidiaries (collectively "Disney") relating to an acquisition of Starwave by the Company through a merger and exchange of shares (the "Starwave Acquisition") pursuant to an Agreement and Plan of Reorganization (the "Reorganization Agreement"). In accordance with the Agreement and Plan of Reorganization, the Company will issue 25,511,922 shares of Infoseek Delaware common stock for all outstanding Starwave shares. The Company will also reserve 2,626,078 shares of Infoseek Delaware common stock, in connection with outstanding stock options of Starwave, to be assumed by the Company. The fair value of the Company's shares and options to be issued is approximately $897.8 million. In addition, the Company will incur direct acquisition costs of approximately $22.0 million, which will be included in the purchase price of Starwave. The total purchase price of Starwave is therefor approximately $919.8 million. The Starwave acquisition is to be accounted for as a purchase transaction. In addition, conditioned upon and subject to consummation of the proposed Merger, Disney will purchase an additional 2,642,000 unregistered shares of Infoseek Delaware common stock and a warrant, subject to vesting, to purchase an additional 15,720,000 unregistered shares of Infoseek Delaware common stock (the "Warrant") in exchange for approximately $70.0 million in cash and a $139.0 million five-year promissory note. The warrant will enable Disney to achieve a majority stake in the Company over time. The agreements are subject to customary closing conditions including shareholder approvals and governmental regulatory approvals. As a result, the Company filed with the Securities and Exchange Commission a joint proxy statement for a special meeting of shareholders of Infoseek Corporation and Starwave Corporation, to be held on November 18, 1998, to approve the Reorganization Agreement and the issuance of common stock and warrants to Disney.

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

In July 1998, the Company entered into an agreement to acquire Quando, Inc., an Oregon corporation, in exchange for approximately $17 million, subject to adjustment, in shares of the Company's common stock. Quando creates and licenses regularly-updated customized directories, including shopping guides, event guides, content directories, audio clip libraries, review guides and data for website rating guides. The transaction is subject to customary closing conditions including shareholder approval by Quando and is expected to close after the closing of the transactions with Disney described above. The Company expects to account for this acquisition as a purchase transaction.

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those, set forth in "Risk Factors" beginning on page 24.

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

The Company introduced its first products and services in 1995. Through the third quarter of 1997, the Company's strategic focus was on developing its capabilities as an Internet search and navigation service. In response to rapid growth and a change in the Internet search and navigation market, the Company's Board of Directors, in the second quarter of 1997, hired a new Chief Executive Officer, Harry Motro, to evolve the strategic vision of the Company while continuing to leverage the Company's core strength in search and navigation. Mr. Motro and Founder Steven Kirsch recruited a number of new members to the executive management team to execute the Company's strategy of building Infoseek brand awareness; creating a richer viewer experience; maximizing value for the Company's advertisers; providing intranet search products; and enhancing Infoseek's search and navigation service. In June 1997, the Company took a restructuring charge of approximately $7,400,000 related to the discontinuance of certain non-strategic business arrangements and management changes.

Beginning in early 1997, the Company began to license its Ultraseek Server product to corporate customers for use on their intranet and public Web site search applications. Such licensing revenues represented approximately 11% of total revenues for both the three and nine month periods ended September 30, 1998. For the three and nine month periods ended September 30, 1997, licensing revenues represented approximately 10% and 6%, respectively. Gross margins from licensing Ultraseek and advertising revenues are not materially different; thus a change in the level of this licensing business (either an increase or decrease in relative percentage of revenue) is not expected to have a material effect on the Company's gross margin or profit margin in the future.

In October 1997, the Company launched an enhanced version of the Infoseek Service, with easy to navigate "channels" (now numbering 18) that integrate search results with relevant information, services, products and communities on the Internet. The enhanced version of the Infoseek Service provides the Company with a platform for creating content and marketing partnerships that enrich the viewer's experience while enabling advertisers sponsors and partners to more effectively target viewers.

Beginning with the October 1997 launch of the enhanced version of the Infoseek Service, the Company began to sell channel sponsorships to advertisers, sponsors and partners. Through the third quarter 1998, the Company entered into various sponsor and partnership agreements covering 12 of the Company's 18 channels. The duration of the Company's sponsorship and partnership agreements range from two months to three years and revenues are generally recognized ratably over the term of the agreements, provided that minimum impressions are met, and are included in advertising revenues.

The Company's third quarter 1998 revenues of approximately $19,196,000 represents a 129% increase as compared to the third quarter 1997 revenues of approximately $8,381,000. Average daily page views increased to 21.4 million in September 1998 from 20.3 million average daily page views in June 1998. Through September 1998, the Company derived a substantial majority of its revenues from the sale of advertisements and sponsorships on its Web pages. These revenues accounted for approximately 89% of total revenues during the third quarter of 1998 compared with 90% during the third quarter of 1997. For the nine months ended September 30, 1998, advertising and sponsorship revenues accounted for approximately 89% of the total revenues compared with 94% for the same period of 1997. Most of the Company's contracts with advertising customers have terms of three months or less, with options to cancel at any time.

The Company's significant growth and limited operating history in a rapidly evolving industry makes it difficult to manage operations and predict future operating results. The Company has incurred significant net losses since inception and expects to continue to incur significant losses on a quarterly and annual basis in 1998 and in subsequent fiscal periods. As of September 30, 1998, the Company had an accumulated deficit of $53,724,000. The Company and its prospects must be considered in light of the risks, costs and difficulties frequently encountered by companies in their early stage of development, particularly companies in the new and rapidly evolving Internet market. There can be no assurance that the Company will be able to address any of these challenges. Although the Company has experienced significant revenue growth in 1997 and 1998, there can be no assurance that this growth rate will be sustained or that revenues will continue to grow or that the Company will achieve profitability. In 1997 and 1998, the Company significantly increased its operating expenses as a result of a substantial increase in its sales and marketing operation, development of new distribution channels, broadening of its customer support capabilities and funding of greater levels of research and development. Further increases in operating expenses are planned in the future. To the extent that any such expenses are not timely followed by increased revenues, the Company's business, results of operations, financial condition and prospects would be materially adversely affected.

As a result of the Company's limited operating history as well as the recent emergence of both the Internet and intranet markets addressed by the Company, the Company has neither internal nor industry-based historical financial data for any significant period of time upon which to project revenues or base planned operating expenses. The Company expects that its results of operations may also fluctuate significantly in the future as a result of a variety of factors, including: the proposed Starwave Acquisition (as described below), the preview launch of the planned new portal service to be called the Go Network (the "New Portal Service"), the continued rate of growth; usage and acceptance of the Internet and intranets as information media; the rate of acceptance of the Internet as an advertising medium and a channel of commerce; demand for the Company's products and services; the advertising budgeting cycles of individual advertisers; the introduction and acceptance of new, enhanced or alternative products or services by the Company or by its competitors; the Company's ability to anticipate and effectively adapt to a developing market and to rapidly changing technologies; the Company's ability to attract, retain and motivate qualified personnel; initiation, implementation, renewal or expiration of significant contracts with Borders OnLine, Inc.,

AT&T, N2K, Microsoft, Netscape and others; pricing changes by the Company or its competitors; specific economic conditions in the Internet and intranet markets; general economic conditions; and other factors. Substantially all of the Company's revenues have been generated from the sale of advertising and sponsorships, and the Company expects to continue to derive substantially all of its revenues from selling advertising and related products for the foreseeable future. Moreover, most of the Company's contracts with advertising customers have terms of three months or less. Advertising revenues are tightly related to the amount of traffic on the Company's Web site, which is seasonal and inherently unpredictable. Accordingly, future sales and operating results are difficult to forecast. In addition, the Company has relied on the purchase of traffic from Netscape, Microsoft and others as a significant portion of the Company's total traffic. As previously discussed, the Company entered into its agreement with Netscape in June 1998. Under the new agreement, the Company is purchasing 15% of Netscape's available search traffic, which traffic has decreased from 30% from a year ago. On November 11, 1998, the Company received notice from Netscape of their intent to either terminate the contract or negotiate a new agreement to afford Infoseek with different positioning or a lower rotation percentage on the Netscape site on pricing terms to be mutually agreed. While the Company and Netscape are currently in the process of negotiating a new agreement, there can be no assurance that Netscape will be willing to renew the agreement with the Company on commercially equivalent terms or on other terms that may be satisfactory to the Company, if at all. If no new agreement were entered into between Netscape and Infoseek, the current agreement would terminate in the first quarter of 1999. Traffic on the core Infoseek search service increased 17% in September 1998 compared to June 1998 and saw reduced dependence on traffic purchased from Netscape. September traffic from lower-revenue generating pages, namely chat pages, were down 10% from the month of June 1998. In addition, page views sourced from Netscape declined from 13% of total page views in June 1998 to 12% of total page views in September 1998. While the Company believes that it now has a better balance in the sources of its traffic, as Netscape comprised only 12% of total traffic and Microsoft provided 9% of total traffic in the month of September, 1998 if total traffic declines or does not continue growing and if the Company and Netscape are unable to reach a new agreement it could result in an adverse impact on the Company's business, results of operations and financial condition and prospects.

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

In June 1998, the Company entered into agreements with Starwave Corporation ("Starwave"), a Washington corporation, and with The Walt Disney Company, a Delaware corporation, and certain Disney subsidiaries (collectively "Disney") relating to an acquisition of Starwave by the Company through a merger and exchange of shares (the "Starwave Acquisition") pursuant to an Agreement and Plan of Reorganization (the "Reorganization Agreement"). In accordance with the Agreement and Plan of Reorganization, the Company will issue 25,511,922 shares of Infoseek Delaware common stock for all outstanding Starwave shares. The Company will also reserve 2,626,078 shares of Infoseek Delaware common stock, in connection with outstanding stock options of Starwave, to be assumed by the Company. The fair value of the Company's shares and options to be issued is approximately $897.8 million. In addition, the Company will incur direct acquisition costs of approximately $22.0 million, which will be included in the purchase price of Starwave. The total purchase price of Starwave is therefor approximately $919.8 million. The Starwave acquisition is to be accounted for as a purchase transaction. In addition, conditioned upon and subject to consummation of the proposed Starwave Acquisition, Disney will purchase an additional 2,642,000 unregistered shares of Infoseek Delaware common stock and a warrant, subject to vesting, to purchase an additional 15,720,000 unregistered shares of Infoseek Delaware common stock (the
"Warrant") in exchange for approximately $70.0 million in cash and a $139.0 million five-year promissory note. The warrants will enable Disney to achieve a majority stake in the Company over time. The agreements are subject to customary closing conditions including shareholder approvals and governmental regulatory approvals. As a result, the Company filed with the Securities and Exchange Commission a joint proxy statement for a special meeting of shareholders of Infoseek Corporation and Starwave Corporation, to be held on November 18, 1998, to approve the Reorganization Agreement and the transactions contemplated thereby, including the issuance of common stock and warrants to Disney.

In addition, the Company and Disney have proposed to establish a strategic relationship concerning the development, launch and promotion of a planned new Internet portal service (the "New Portal Service") that would combine certain content, promotion, brands and technologies of Infoseek, Starwave and its joint ventures relating to ESPN SportsZone, ABCNews.com and certain Disney web sites (the "Joint Ventures"). In connection with the New Portal Service, a subsidiary of Disney has agreed to provide, and the Company has agreed to purchase $165 million in promotional support and activities over five years.

Because the proposed acquisition of Starwave will be accounted for under the "purchase" method of accounting, the purchase price will be allocated to the acquired assets and liabilities of Starwave. An in-process research and development charge, preliminarily estimated to be approximately $74.4 million, will be recorded in the quarter the Starwave Acquisition is consummated. In addition, intangible assets related to developed technology and assembled workforce are preliminarily estimated at approximately $49.4 million and will be amortized over two years. Intangible assets related to goodwill and the Joint Ventures were preliminarily estimated to be approximately $645.8 million and $179.5 million, respectively, which will be amortized over ten years. In addition, the combined companies expect to incur increased operating expenditures associated with the expanded operations of the combined companies' business and the development, launch and promotion of the planned New Portal Service.
In this regard, the Company has agreed to use commercially reasonable efforts to meet certain spending requirements for the planned New Portal Service pursuant to the terms of a license agreement between Infoseek and Disney related to the New Portal Service (the "License Agreement"). Subject to adjustment by unanimous vote of the two member advisory committee established pursuant to a product management agreement between Infoseek and Disney (the "Product Management Agreement"), these spending requirements for the New
Portal Service for the first three years are $40.5 million, $58.3 million and $64.8 million, respectively. Thereafter such requirements are to be set by unanimous vote of the advisory committee, provided that, if no amount is agreed to by the advisory committee, such amount shall be based on the prior year's spending requirement as adjusted for projected growth based upon changes in the consumer price index or certain other metrics. In addition, pursuant to a promotional services agreement (the "Promotional Services Agreement"), Infoseek has agreed to purchase $165 million in promotional services over a five-year period for the New Portal Service. The amounts spent on the purchase of promotional services under the Promotional Services Agreement apply towards the spending requirements under the License Agreement. As a result, after the Starwave Acquisition, Infoseek (sometimes referred to as the "combined companies" after the Starwave Acquisition) is expected to be delayed beyond the time frame in which Infoseek California or Starwave, as independent entities, may have otherwise achieved profitability. Management currently estimates that the combined companies would not achieve profitability until at least 2002 and, excluding the amortization of goodwill and other intangibles associated with the Starwave Merger, until at least
2000. The foregoing estimates of the time period in which the combined companies would not achieve profitability and statements concerning the New Portal Service are forward-looking-statements that are subject to risks and uncertainties. Actual results may vary materially as a result of a number of factors, including but not limited to those set forth under "Risk Factors-- Risks Related to the Combined Companies, the Mergers and Related Transactions-- Uncertainties Relating to Integration of Operations," "--Risks Related to Development, Launch and Acceptance of Planned New Portal Service," and "-- Risks of Acquisition Strategy."

On July 24, 1998, Infoseek entered into an agreement to acquire Quando in exchange for approximately $17 million, subject to adjustment, in shares of Infoseek Common Stock. Quando creates and licenses regularly-updated customized directories, including shopping guides, event guides, content directories, audio clip libraries, review guides, and data for website rating guides. The transaction is subject to customary closing conditions, including shareholder approval by Quando, and is expected after the closing of the Mergers. Infoseek expects to account for the Quando acquisition as a purchase transaction and expects to incur write-offs related to in-process research and development of approximately $9.4 million in the quarter ending December 31, 1998 in connection with this transaction. In addition, intangible assets related to goodwill, developed technology and assembled workforce are preliminarily estimated at approximately $12.6 million and will be amortized over two years. The foregoing statements concerning the proposed acquisition of Quando are forward looking statements which involve risks and uncertainties, including those discussed under "RiskFactors--Risks Related to the Combined Companies, The Mergers and Related Transactions--Risks of Acquisition Strategy."

RESULTS OF OPERATIONS

Total Revenue

For the three months ended September 30, 1998 and 1997, total revenues were $19,196,000, and $8,381,000, respectively. For the nine months ended September 30, 1998 and 1997, total revenues were $50,715,000 and $22,407,000, respectively.

During the third quarter and through the first nine months of 1998 and 1997, the Company derived a substantial majority of its revenues from the sale of advertisements and sponsorships on its Web pages. Advertising revenues in the three months ended September 30, 1998 and 1997 were $16,992,000 and $7,543,000, respectively, representing 89% and 90% of total revenues in such periods. For the nine months ended September 30, 1998 and 1997, advertising revenues were $45,044,000 and $21,062,000, respectively, representing 89% and 94% of total revenues in these periods. The growth in advertising and related revenues is attributable to the increased use of the Internet for information publication, distribution and commerce coupled with the development and acceptance of the Internet as an advertising medium and increased viewer traffic on the Infoseek Service. The Company expects to continue to derive a substantial majority of its revenues for the foreseeable future from selling advertising and sponsorship space on its Web sites. Advertising revenues are derived principally from short-term advertising contracts in which the Company guarantees a minimum number of impressions (displays of an advertisement to the viewer) for a fixed fee. Advertising revenues are recognized ratably over the term of the contract during which services are provided and are stated net of customer discounts. To the extent minimum guaranteed impressions are not met, the Company defers recognition of the corresponding revenue until the remaining guaranteed impression levels are achieved. Deferred revenue is comprised of billings in excess of recognized revenue related to advertising contracts.

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

In late 1997, the Company released an enhanced version of its service which now features 18 "channels," designed to bring together topical information, services, products and communities on the Web. The enhanced version of the service provides additional opportunities for revenue from the sale of channel sponsorships and in some circumstances enables the Company to share in a portion of the revenue generated by its viewers with these channel sponsors. Revenue generated by channel sponsors is included in advertising revenues and is recognized on a straight-line basis over the terms of the agreements provided that minimum impressions are met.

The balance of total revenues was derived from the licensing of the Ultraseek Server product to businesses for internal use in their intranets, extranets or public sites. This licensing revenue represented approximately 11% and 10% of total revenue for the three months ended September

30, 1998 and 1997, respectively. For the nine months ended September 30, 1998 and 1997, licensing revenue represented approximately 11% and 6%, respectively.

The Company's current business model is to generate revenues through the sale of advertising on the Internet. There can be no assurance that current advertisers will continue to purchase advertising space and services from the Company or that the Company will be able to successfully attract additional advertisers.

Costs and Expenses

The Company's operating expenses have increased in absolute dollars during the third quarter and through the first nine month of 1998 compared to the third quarter and the first nine months of 1997 as the Company has expanded its business and the marketing of its services and products. The Company expects operating expenses to continue to increase in dollar amount in the future as the Company continues to expand its business.

The Company recorded aggregate deferred compensation of $6,018,000 in connection with certain stock options granted through 1998 of which $352,000 was recorded during the quarter ended September 30, 1998 associated with stock options grants. The amortization of such deferred compensation is being charged to operations over the vesting periods of the options, which are typically four years. For the three months ended September 30, 1998 and 1997, the Company amortized $121,000 and $380,000, respectively, related to stock options. For the nine months ended September 30, 1998 and 1997, the Company amortized $314,000 and $717,000, respectively. The amortization of this deferred compensation will continue to have an adverse effect on the Company's results of operations primarily through 1999.

In addition, on August 28, 1998 Infoseek entered into an agreement with WebTV pursuant to which Infoseek will be the exclusive provider of search and directory services to WebTV. Under this two year agreement, Infoseek is responsible for managing advertising sales for all of WebTV's search traffic and the substantial majority of WebTV's current non-search traffic. Pursuant to the agreement, Infoseek is obligated to make cash payments to WebTV totaling $26 million, with $15 million of such amount being payable in advance for the first five quarters during which the agreement is in effect and the remaining $11 million being payable ratably over the last three quarters of the agreement term. Such payments by Infoseek are subject to reimbursement in the event that WebTV is unable to deliver a minimum of 4.5 billion impressions over the life of the agreement. Infoseek is to receive all of the revenue generated from such advertising sales up to a pre-determined amount that is in excess of Infoseek's total payment obligations to WebTV under the agreement, with allocations of such revenue between Infoseek and WebTV being made beyond this pre-determined amount. There can be no assurance that Infoseek will be able to sell the available advertising inventory of WebTV under this agreement or be able to collect the receivables resulting from such advertising sales, which could have a material adverse effect on Infoseek's business, results of operations and financial condition.

Hosting, Content and Website Costs

For the three months ended September 30, 1998 and 1997, hosting, content and website costs were $3,278,000, and $1,567,000, respectively. For the nine months ended September 30, 1998 and 1997, hosting, content and website costs were $7,956,000 and $4,397,000, respectively. Hosting, content and website costs consist primarily of costs associated with the enhancement, maintenance and support of the Company's Web sites, including telecommunications costs and equipment depreciation. Hosting, content and website costs also include costs associated with the licensing of certain third-party technologies. Hosting, content and website costs increased in the three and nine months ended September 30, 1998 and 1997 as the Company added additional equipment and personnel to support its Web sites and as royalties due to certain third parties increased. The Company expects its hosting, content and website costs will continue to increase in absolute dollars and possibly as a percentage of revenues as it upgrades equipment and maintenance and support personnel and adds content partners to meet the growing demands for Web services.

Research and Development

For the three months ended September 30, 1998 and 1997 research and development expenses were $2,635,000 and $1,777,000, respectively. For the nine months ended September 30, 1998 and 1997, research and development expenses were $7,432,000 and $5,879,000, respectively. Research and development expenses consist principally of personnel costs, consulting and equipment depreciation. Costs related to research, design and development of products and services have been charged to research and development expense as incurred.

The increase in research and development expenses for the three and nine months ended September 30, 1998 over the comparable periods in 1997 was primarily the result of on-going enhancements to the Infoseek Service and the development and implementation of new technology and products. The Company believes that a significant level of product development expenses is required to continue to remain competitive in its industry. Accordingly, the Company anticipates that it will continue to devote substantial resources to product development and that these costs are expected to continue to increase in dollar amount in future periods.

Sales and Marketing

For the three months ended September 30, 1998 and 1997, sales and marketing expenses were $12,704,000, and $8,329,000, respectively. For the nine months ended September 30, 1998 and 1997, sales and marketing expenses were $35,144,000 and $22,520,000, respectively. Sales and marketing expenses consist primarily of compensation of sales and marketing personnel, advertising and promotional expenses.

Sales and marketing expenses for the three month and nine month period ended September 30, 1998 and 1997 included payments made to Netscape pursuant to an arrangement for the listing of the Company's service on the Netscape Web page. Through April 30, 1998, the Company's agreement with Netscape provided for payments up to an aggregate of $12,500,000 in cash and reciprocal advertising ($10,000,000 in cash and $2,500,000 in reciprocal advertising) to be one of four non-exclusive premiere providers of navigational services (along with Excite, Lycos, and Yahoo!). The Netscape arrangement was subsequently extended through May 31, 1998. The payments to Netscape were being recognized ratably over the term of the agreement.

As of June 1, 1998, the Company entered into a one-year agreement with Netscape with terms that provide for the Company to pay, based on impressions delivered, up to an aggregate of $12,500,000 in cash to be one of the six non-exclusive premier providers of navigational services (along with Excite, Netscape, Lycos, Alta Vista, and LookSmart). Under terms of the agreement, the Company will receive 15% of premiere provider rotations--the pages served to visitors who have not selected a preferred provider. The payments to Netscape are being recognized ratably over the term of the agreement. On November 11, 1998, the Company received notice from Netscape of their intent to either terminate the contract or negotiate a new agreement to afford Infoseek with different positioning or a lower rotation percentage on the Netscape site on pricing terms to be mutually agreed. While the Company and Netscape are currently in the process of negotiating a new agreement, there can be no assurance that Netscape will be willing to renew the agreement with the Company on commercially equivalent terms or on other terms that may be satisfactory to the Company, if at all. If no new agreement were entered into between Netscape and Infoseek, the current agreement would terminate in the first quarter of 1999. Pages sourced from Netscape have declined from 30% a year ago to 13% in June 1998 and 12% in September 1998 and a loss of Netscape sourced pages could have an adverse impact on the Company's business, results of operations and financial condition and prospects. As of September 30, 1998, the Company has a cash commitment ranging from a minimum of $4,150,000 to a maximum of $12,500,000 depending on the level of traffic delivered by Netscape in connection with this agreement.

Under the terms of these agreements, the Company recognized $1,877,000 and $2,500,000 of sales and marketing expense during the three month periods ended September 30, 1998 and 1997, respectively. During the nine month periods ended September 30, 1998 and 1997, the Company recognized $6,595,000 and $5,416,000, respectively.

In addition, in July 1997, the Company entered into an agreement with Netscape whereby it was designated as a premier provider of international search and navigational guide services for the Netscape Net Search Program, for 10 Netscape local Web sites. The Company's agreement with Netscape provides for payments of up to a maximum aggregate of $1,219,000 in cash and reciprocal advertising over the one-year term of the agreement. During the nine months ended September 30, 1998, the Company recognized sales and marketing expenses of approximately $200,000, under this agreement as a component of sales and marketing expense (none for the three and nine months ended September 30, 1997).

The Company also has an agreement with Microsoft to provide navigational services on certain Microsoft web sites through which Infoseek also receives traffic. In exchange for such traffic, the Company makes available to Microsoft advertising space on the Infoseek service free of charge. Effective October 1, 1998, Infoseek terminated its existing agreement with Microsoft and entered into a new agreement with Microsoft to become one of five premier providers of search and navigation services on Microsoft's network of Internet products and services. Under the terms of the new twelve month Microsoft agreement, Infoseek is obligated to pay an aggregate of $10,675,000 for a guaranteed minimum number of impressions on both Microsoft's Internet Explorer search feature and Microsoft's website. Infoseek will also pay, based on the number of impressions delivered, for additional impressions on both Internet Explorer and Microsoft's website, up to a maximum of $18,000,000. The accounting treatment for the Microsoft agreement will result in amortizing the obligated amount over the one-year term of the agreement, beginning in the quarter ended December 31, 1998, the quarter when the service is launched.

At the end of the terms of the respective agreements with Netscape and Microsoft, there can be no assurance that these agreements with Netscape and Microsoft or other similar agreements can or will be renewed on terms satisfactory to the Company. If the Company is unable to renew these or other similar agreements on favorable terms or is otherwise unable to develop viable alternative distribution channels to Netscape and Microsoft or is otherwise unable to offset a reduction in traffic from these or other third party sources, advertising revenues would be adversely affected, resulting in the Company's business, results of operations, financial condition and prospects being materially and adversely affected. See "Risk Factors--Relationship with Netscape; Reliance on Third Party Sources of Traffic".

The increase in sales and marketing expenses for the nine months ended September 30, 1998 over 1997 was also the result of hiring additional sales and marketing personnel and an increase in promotional and advertising activity including advertising campaigns in both 1998 and 1997, including television. The Company expects to increase the amount of promotional and advertising expenses and anticipates hiring additional sales representatives in future periods.

General and Administrative

For the three months ended September 30, 1998 and 1997 general and administrative expenses were $3,953,000, and $1,947,000, respectively. For the nine months ended September 30, 1998 and 1997, general and administrative expenses were $7,876,000 and $5,242,000, respectively. General and administrative expenses consist primarily of compensation of administrative and executive personnel, facility costs and fees for professional services.

The increase in general and administrative expenses for the three months and nine months ended September 30, 1998 over the comparable periods in 1997 was the result of hiring additional administrative and executive staff and adding infrastructure to manage the expansion of the business. The Company anticipates that its general and administrative expenses will continue to increase in dollar amount as the Company continues to expand its administrative and executive staff.

In connection with the Mergers and the Related Transactions, Infoseek has incurred direct costs associated with the Mergers of approximately $2.8 million as of September 30, 1998 and estimates that it will incur total direct costs of approximately $22.0 million associated with the Mergers, which will be accounted for as part of the purchase price of the transactions. The $22.0 million in merger costs includes approximately $5.0 million for liabilities related to involuntary employee termination benefits and relocations of Starwave employees and $5.0 million for costs to exit other Starwave activities, primarily operating leases of Starwave. In the event the proposed Mergers are not consummated, the Company will need to write-off the $2.8 million of direct costs to operations. The combined companies expect to incur additional integration costs of up to $5.0 million of which $1.4 million were included in the results for the quarter ended September 30, 1998. These integration costs will affect future operations and do not qualify as liabilities in connection with a purchase business combination. There can be no assurance that the combined companies will not incur additional material charges in subsequent quarters to reflect additional costs associated with the Mergers or other transactions. See "Risk Factors--Risks Relating to the Combined Companies, the Mergers and Related Transactions--Amortization of Goodwill and Increased Operating Costs Will Delay Profitability of Combined Companies," "--Costs of Integration; Transaction Expenses," and "--Risks of Acquisition Strategy."

Restructuring and Other Charges

During the second quarter of 1997, the Company recorded restructuring and other charges of approximately $7,400,000, of which approximately $6,200,000 related to the discontinuance of certain business arrangements which were determined to be non-strategic, and approximately $1,200,000 related to management changes. Of these restructuring charges, approximately $5,000,000 involved cash outflows, all of which have been completed as of June 30, 1998. Non-cash restructuring charges of approximately $2,400,000 related primarily to the write-down of certain non-strategic business assets which were written off in June 1997. There were no material changes to the restructuring plan or in the estimates of the restructuring costs.

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

Year 2000 Compliance

Infoseek is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The "year 2000 problem" is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two-digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

Infoseek management has conducted a review of Infoseek's exposure to the year 2000 problem, including working with computer systems and software vendors to assure that they are prepared for the year 2000. Based on this review and discussions with such vendors, Infoseek currently believes that its internal systems are year 2000 compliant (with the exception of a single system, which is scheduled to be replaced as part of a regular upgrade program and is not material to Infoseek's operations). Infoseek does not expect to further incur any significant operating expenses or invest in additional computer systems to resolve issues relating to the year 2000 problem, with respect to both its information technology and product and service functions.

Notwithstanding the foregoing, significant uncertainty exists concerning the effects of the year 2000 problem, including uncertainty with respect to assurances made by Infoseek's vendors. Further, Infoseek has not investigated year 2000 compliance of third parties who are not vendors of Infoseek, and Infoseek has no control over such third parties' compliance. For example, the failure of any site to which a link appears on the Infoseek Service could result in the loss of such link and therefore reduce the breadth of services offered through links from the Infoseek Service, which may in turn materially adversely affect the Infoseek Service and the value of user traffic and advertisers using such service. Any failure of Infoseek or its viewers, customers, linked sites, advertisers or other third parties to be year 2000 compliant could materially affect the business, results of operations, financial conditions and prospects of Infoseek.

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

For the first nine months ended September 30, 1998, operating activities used cash of $10,970,000 due primarily to the Company's net loss and increases in deposits and other current assets, direct acquisition costs and a decrease in accrued liabilities to service providers offset by increases in depreciation and amortization and deferred revenue. For the nine month period ended September 30, 1997, operating activities used cash of $15,301,000 due primarily to the Company's net loss partially offset by increases in accrued restructuring and other charges, depreciation and amortization and deferred revenue. For the nine months ended September 30, 1998, investing activities used cash of $28,794,000 primarily related to the net purchases of short-term investments. For the nine months ended September 30, 1997, investing activities provided net cash of $6,743,000, primarily associated with the sale of short-term investments. Financing activities generated cash of $43,242,000, and $7,311,000, in the nine months ended September 30, 1998 and 1997, respectively, primarily from the Company's follow-on public offering in February 1998 and equipment term loans in 1997.

The Company has commitments for its facilities under operating lease agreements and expects to continue to incur significant capital expenditures to support expansion of the Company's business. Furthermore, from time to time the Company expects to evaluate the acquisition of products, businesses and technologies that complement the Company's business.

The Company had $54,541,000 in cash, cash equivalents and short-term investments at September 30, 1998. The Company currently anticipates that its cash, cash equivalents, short-term investments, and cash flows generated from advertising revenues will be sufficient to meet its anticipated needs for working capital and other cash requirements through at least September 30, 1999. Thereafter, the Company may need to raise additional funds. The Company may need to raise additional funds sooner, however, in order to fund more rapid expansion, to develop new or enhance existing services or products, to respond to competitive pressures or to acquire complementary products, businesses or technologies. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of the shareholders of the Company will be reduced, shareholders may experience additional dilution and such securities may have rights, preferences or privileges senior to those of the holders of the Company's common stock. There can be no assurance that additional financing will be available on terms favorable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, the Company's ability to fund expansion, take advantage of acquisition opportunities, develop or enhance services or products or respond to competitive pressures would be significantly limited. Such limitation could have a material adverse effect on the Company's business, results of operations, financial condition and prospects. The estimate of the period for which the Company expects its available funds to be sufficient to meet its capital requirements is a forward-looking statement that involves risks and uncertainties. There can be no assurance that the Company will be able to meet its working capital and other cash requirements for this period as a result of a number of factors including but not limited to those described under "Risk Factors--Future Capital Needs; Uncertainty of Additional Financing".

RISK FACTORS

In evaluating the Company's business, investors should carefully consider the following risk factors in addition to the other information set forth herein. These Risk Factors contain forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors. As used in this section, unless the context otherwise requires, "Starwave" refers to Starwave as well as that portion of Starwave's business that is conducted through the Joint Ventures.

RISKS RELATED TO INFOSEEK'S BUSINESS

Limited Operating History; Historical Losses; Anticipation of Continued Losses. The Company's limited operating history makes it difficult to manage operations and predict future operating results. The Company has incurred significant net losses since inception and expects to continue to incur significant losses on a quarterly and annual basis in 1998 and may do so in subsequent fiscal periods. As of September 30, 1998, the Company had an accumulated deficit of $53,724,000. The Company and its prospects must be considered in light of the risks, costs and difficulties frequently encountered by companies in their early stage of development, particularly companies in the new and rapidly evolving Internet market. There can be no assurance that the Company will be able to address any of these challenges. Although the Company has experienced significant revenue growth in 1997 and the first half of 1998, there can be no assurance that this growth rate will be sustained or that revenues will continue to grow or that the Company will achieve profitability. In 1997 and the first nine month of 1998, the Company significantly increased its operating expenses as a result of a substantial increase in its sales and marketing efforts, development of new distribution channels, expansion of its customer support capabilities and to fund greater levels of research and development. Further increases in operating expenses are planned during fiscal 1998. To the extent that any such expenses are not timely followed by increased revenues, the Company's business, results of operations, financial condition and prospects would be materially adversely affected.

Relationship with Netscape; Reliance on Third Party Sources of Traffic and
Advertising Sales.   The Company relies in part on third party sources of
traffic to its web site, including Netscape and Microsoft, among others, pursuant to contractual arrangements which generally have terms of one year or less. For the year ended December 31, 1997 and the first nine months ended September 30, 1998, approximately 46% and 35% of the aggregate page views on the Company's web site were generated by traffic derived from third party sources. Since March 1995, the Company has been a featured provider of navigational services on the Web page of Netscape. In 1996 and 1997 and during the first nine months of 1998, approximately 65%, 33% and 16%, respectively, of all page views served on the Infoseek Service came from traffic attributable to the Netscape web page. As of June 1, 1998, the Company entered into a one-year agreement with Netscape with terms that provide for the Company to pay, based upon the level of impressions delivered, up to an aggregate of $12,500,000 in cash to be one of the six non-exclusive premier providers of navigational services (along with Excite, Netscape, Lycos, Alta Vista, and LookSmart). Under terms of the agreement, which expires May 31, 1999 (unless sooner terminated as described below), the Company will receive 15% of premier provider rotations--the pages served to visitors who have not selected a preferred provider. The payments to Netscape are being recognized ratably over the term of the agreement. On November 11, 1998, the Company received notice from Netscape of their intent to either terminate the contract or negotiate a new agreement to afford
Infoseek with different positioning or a lower rotation percentage on the Netscape site on pricing terms to be mutually agreed. While the Company and Netscape are currently in the process of negotiating a new agreement, there can be no assurance that Netscape will be willing to renew the agreement with the Company on commercially equivalent terms or on other terms that may be satisfactory to the Company, if at all. If no new agreement were entered into between Netscape and Infoseek, the current agreement would terminate in the first quarter of 1999. The Company also has an agreement with Microsoft to become one of five premier providers of search and navigational services on Microsoft's network of Internet products and services. Under the agreement with Microsoft which expires in September 1999, the Company is obligated to pay an aggregate of $10,675,000 for a guaranteed minimum number of impressions on both Microsoft's Internet Explorer search feature and Microsoft's website. The Company will also pay, based on the number of impressions delivered, for additional impressions on both Internet Explorer and Microsoft's website, up to a maximum of $18,000,000. The accounting treatment for the Microsoft agreement will result in amortizing the obligated amount over the one-year term of the agreement, beginning in the quarter ended December 31, 1998, the quarter when the service is launched. At the end of the agreement term, there can be no assurance that these or other similar agreements can or will be renewed on terms satisfactory to the Company. If the Company is unable to renew these or other similar agreements on favorable terms or is otherwise unable to develop viable alternative distribution channels to Netscape or Microsoft or is otherwise unable to offset a reduction in traffic from these or other third party sources, advertising revenues would be adversely affected, resulting in the Company's business, results of operations, financial condition and prospects being materially and adversely affected. In addition, the Company recently entered into an agreement with WebTV Networks, Inc. ("WebTV") pursuant to which the Company will be the exclusive provider of search and directory services to WebTV. Under this two year agreement, the Company is responsible for managing advertising sales for all of WebTV's search traffic and the substantial majority of WebTV's current non-search traffic. Pursuant to the agreement, the Company is obligated to make cash payments to WebTV totaling $26 million, with $15 million of such amount being payable in advance for the first five quarters during which the agreement is in effect and the remaining $11 million being payable ratably over the last three quarters of the agreement term. Such payments by the Company are subject to reimbursement in the event that WebTV is unable to deliver a minimum of 4.5 billion impressions over the life of the agreement. The Company is to receive all of the revenue generated from such advertising sales up to a pre-determined amount that is in excess of the Company's total payment obligations to WebTV under the agreement, with allocations of such revenue between the Company and WebTV being made beyond this pre-determined amount. There can be no assurance that the Company will be able to sell the available advertising inventory of WebTV under this agreement or be able to collect the receivables resulting from such advertising sales, which could have a material adverse effect on the Company's business, results of operations and financial condition. See "the Company Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Intense Competition.   The market for Internet and intranet products and
services is highly competitive, and The Company expects that competition will continue to intensify. The market for Internet and intranet search and navigational services has only recently begun to develop, and The Company cannot predict with any certainty how competition will affect The Company, its competitors or its customers. The Company also believes that the Internet market increasingly will require portal services to integrate a more robust array of multimedia content and services. As such, The Company believes that its future success in part will depend upon its ability to effectively and timely integrate such content and services, including but not limited to further advancements in search and directory and other technologies and functionality, development of on-line communities, implementation of electronic commerce and provision of rich and diverse multimedia content. There can be no assurance that The Company will be able to compete successfully or that the competitive pressures faced by the Company, including those listed below, will not have a material adverse effect on the Company's business, results of operations, financial condition and prospects. The Company believes it faces numerous competitive risks, including the following:


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

In the fourth quarter of 1997, the Company released an enhanced version of its service which currently features 18 "channels," designed to bring together topical information, services, products and communities on the Web. The enhanced version of the service provides additional opportunities for revenue from the sale of channel sponsorships as well as provides an opportunity for the Company to share in a portion of the revenue facilitated by its viewers with these channel sponsors. Continued market acceptance of this new version and successful conclusion of sponsorship arrangements are integral to the Company's competitiveness and viability. Most of the Company's additional channel sponsorship and partnership arrangements are dependent on an increasing level of viewer traffic. If the Company is unable to renew its relationship with Netscape, or if viewer traffic is otherwise materially adversely affected, the Company may be unable to retain its channel sponsorship and partnership arrangements. In addition, there can be no assurance that this new sponsorship service or any other new or proposed product or service will attain market acceptance, experience technological sustainability or be free of errors that require significant design modifications or that the business model to generate revenues will be successful. Failure of the Company to successfully design, develop, test, market and introduce other new and enhanced technologies and services, or any enhancements of the Company's current search technology, or the failure of the Company's recently introduced products and services to achieve market acceptance could have a material adverse effect upon the Company's business, results of operations, financial condition and prospects.

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

Management of Growth.   The Company has recently experienced and may continue to
experience rapid growth, which has placed, and could continue to place, a significant strain on the Company's limited personnel and other resources. Competition for engineering, sales and marketing personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel or that the Company will be able to manage such growth effectively. To succeed, the Company will need to continue to implement and improve its operational, financial and management information systems and to hire, train, motivate and manage its employees. In particular, the Company has experienced difficulty in hiring and retaining the personnel necessary to support the growth of the Company's business. The failure of the Company to successfully manage any of these issues would have a material adverse effect on the Company's business, results of operations, financial condition and prospects. The Company's ability to manage its growth will require a significant investment in and upgrade to its existing internal management information systems to support increased accounting and other management related functions, and a new advertising inventory management analysis system to provide enhanced internal reporting and customer feedback on advertising. These system upgrades and replacements will impact almost all phases of the Company's operations (i.e. planning, advertising implementation and management, finance and accounting). These systems are currently scheduled to become operational in 1999. There can be no assurance that the Company will not experience problems, delays or unanticipated additional costs in implementing these systems or in the use of its existing system that could have a material adverse effect on the Company's business, results of operations, financial condition and prospects, particularly in the period or periods in which these systems are brought online.

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

The process of managing advertising within large, high traffic web sites such as the Company's is an increasingly important and complex task. The Company continues to evaluate alternative advertising management systems including other third party and internally developed applications and recently began to evaluate Starwave's advertising delivery system which it may adopt for its own use if proposed Starwave acquisition occurs. The Company currently anticipates that this new advertising management system will be installed and become operational in 1999. The time period in which the Company estimates a new advertising management system to be operational is a forward looking statement that is subject to risks and uncertainties and actual results may differ materially. To the extent that the Company encounters material difficulties in bringing, or is unable to bring, this new system online, the Company will need to acquire an alternative solution from a third party vendor or devote sufficient resources to enhance its current internally developed system. Any extended failure of, or material difficulties encountered in connection with, the Company's advertising management system may expose the Company to "make good" obligations with its advertising customers, which, by displacing advertising inventory would, among other consequences, reduce revenue and would have a material adverse effect on the Company's business, results of operations, financial condition and prospects.

In addition, the Company's operation depends upon its ability to maintain and protect its computer systems, all of which are located at the Company's principal offices in Sunnyvale, California. This system is vulnerable to damage from fire, floods, earthquakes, power loss, telecommunications failures, break-ins and similar events. Although the Company maintains insurance against fires, floods, earthquakes and general business interruptions, there can be no assurance the the amount of coverage will be adequate in any particular case. The Company does not currently have a disaster recovery plan in effect and does not have redundant systems for its service at an alternate site. Despite the implementation of network security measures by the Company, its servers are also vulnerable to computer viruses, break-ins and similar disruptive problems. Computer viruses, break-ins or other problems caused by third parties could lead to interruptions, delays in or temporary cessation of service to users of the Company's products and services. The occurrence of any of these events would have a material adverse effect on the Company's business, results of operations, financial condition and prospects.

Risks Associated with International Expansion.   As part of its business
strategy, the Company has begun to seek additional opportunities to expand its products and services into international markets. The Company believes that such expansion is important to the Company's ability to continue to grow and to market its products and services. In marketing its products and services internationally, however, the Company faces new competitors. In addition, the Company's success in entering international markets is dependent upon the Company's ability to create localized versions of its products and services. There can be no assurance that the Company will be successful in creating localized versions of its products and services or marketing or distributing its products abroad or that, if the Company is successful, its international revenues will be adequate to offset the expense of establishing and maintaining international operations. To date, the Company has limited experience in marketing and distributing its products and services internationally. In addition to the uncertainty as to the Company's ability to establish an international presence, there are certain difficulties and risks inherent in doing business on an international level, such as compliance with regulatory requirements and changes in these requirements, export restrictions, export controls relating to technology, tariffs and other trade barriers, protection of intellectual property rights, difficulties in staffing and managing international operations, longer payment cycles, problems in collecting accounts receivable, political instability, fluctuations in currency exchange rates and potentially adverse tax consequences. In the event that in the future the combined companies derive a material portion of their revenues from international operations, the risks of fluctuations in currency exchange rates will be increased. In such event and at such time, the combined companies will evaluate whether to engage in a hedging strategy to minimize the risks of such currency fluctuations. There can be no assurance that one or more of such factors would not have a material adverse effect on any international operations established by the Company and, consequently, on the Company's business, results of operations, financial condition and prospects.

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

Intellectual Property and Proprietary Rights.   The Company's success depends
significantly upon its proprietary technology. the Company currently relies on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company seeks to protect its software, documentation and other written materials under trade secret, patent and copyright laws, which afford only limited protection. The Company holds two United States patents and currently has 10 United States patent applications pending and six foreign patent applications pending. There can be no assurance that the pending applications will be approved, or that if issued, such patents will not be challenged, and if such challenges are brought, that such patents will not be invalidated. There can be no assurance that the Company will develop proprietary products or technologies that are patentable, that any issued patent will provide the Company with any competitive advantages or will not be challenged by third parties, or that the patents of others will not have a material adverse effect on the Company ability to do business. The Company has registered and applied for registration for certain service marks and trademarks, and will continue to evaluate the registration of additional service marks and trademarks, as appropriate. The Company generally enters into confidentiality agreements with its employees and with its consultants and customers. Litigation may be necessary to protect the Company's proprietary technology. Any such litigation may be time-consuming and costly. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or services or to obtain and use information that the Company regards as proprietary. In addition, the laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology or duplicate the Company's products or design around patents issued to the Company or other intellectual property rights of the Company.

There have been substantial amounts of litigation in the computer industry regarding intellectual property rights. There can be no assurance that third parties will not in the future claim infringement by the Company with respect to current or future products, patents, copyrights, trademarks or other proprietary rights, that the Company will counterclaim against any such parties in such actions or that if the Company makes claims against third parties with respect thereto, that any such party will not counterclaim against the Company in such actions. For example, the Company is aware of a U.S. patent recently issued to Carnegie Mellon related to Web spider technology that has been licensed to Lycos and is currently utilized in the Lycos search engine. While the Company currently believes, based on a preliminary review of such issued patent and consultation with its patent counsel, that the technologies employed by the Company in the Infoseek Service do not infringe the Carnegie Mellon patent, there can be no assurance that the Company would prevail if Lycos or Carnegie Mellon claimed the Company infringed such patent. Any such claims or counterclaims could be time-consuming, result in costly litigation, cause product release delays, require the Company to redesign its products or require the Company to enter into royalty or licensing agreements, any of which could have a material adverse effect upon the Company's business, results of operations, financial condition and prospects. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all.

Termination Fees, Options.   If the Reorganization Agreement is terminated under
certain circumstances, the Company would be required to pay Starwave a fee of $17 million plus expenses. In addition, if the Reorganization Agreement is terminated under circumstances in which Infoseek California is required to pay a termination fee to Starwave, then Disney shall have the right to exercise one or both of two options. The first option includes the right to obtain a nonexclusive, worldwide license for five years, with certain rights to sublicense, to use Infoseek search and communication technology in connection with the development, operation and exploitation of Disney's and its affiliates' online services, in exchange for an annual fee. The second option would enable Disney to have prominent placement for links of certain online services of Disney and its affiliates on Infoseek's Internet Service for a term of five years, and prominent placement of content of Disney and its affiliates within Infoseek's Internet services in exchange for an annual fee. Exercise of one or both of the options could have the effect of discouraging certain third parties from entering into strategic licensing or other transactions with Infoseek California, including a business combination or acquisition.

RISKS RELATED TO THE COMBINED COMPANIES, THE MERGERS AND RELATED TRANSACTIONS

These Risk Factors are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such forward-looking statements are based upon the completion of the proposed transactions contemplated by the Reorganization Agreement as described below. For purposes herein, statements referring to Infoseek after the Starwave Acquisition sometimes refer to the "combined companies" or "Infoseek and Starwave." Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors.

As of June 1, 1998, the Company entered into a one-year agreement with Netscape with terms that provide for the Company to pay, based on impressions delivered, up to an aggregate of $12,500,000 in cash to be one of the six non-exclusive premier providers of navigational services (along with Excite, Netscape, Lycos, Alta Vista, and LookSmart). Under terms of the agreement, the Company will receive 15% of premiere provider rotations--the pages served to visitors who have not selected a preferred provider. The payments to Netscape are being recognized ratably over the term of the agreement. On November 11, 1998, the Company received notice from Netscape of their intent to either terminate the contract or negotiate a new agreement to afford Infoseek with different positioning or a lower rotation percentage on the Netscape site on pricing terms to be mutually agreed. While the Company and Netscape are currently in the process of negotiating a new agreement, there can be no assurance that Netscape will be willing to renew the agreement with the Company on commercially equivalent terms or on other terms that may be satisfactory to the Company, if at all. If no new agreement were entered into between Netscape and Infoseek, the current agreement would terminate in the first quarter of 1999. Pages sourced from Netscape have declined from 30% a year ago to 13% in June 1998 and 12% in September 1998 and a loss of Netscape sourced pages could have an adverse impact on the Company's business, results of operations and financial condition and prospects. As of September 30, 1998, the Company has a cash commitment ranging from a minimum of $4,150,000 to a maximum of $12,500,000 depending on the level of traffic delivered by Netscape in connection with this agreement.

Uncertainties Relating to Integration of Operations.   Infoseek and Starwave
have entered into the Reorganization Agreement with the expectation that the proposed Mergers will result in long-term strategic benefits. These anticipated benefits will depend in part on whether the companies' respective operations, including the Joint Ventures, can be integrated in an efficient and effective manner and there can be no assurance that this will occur. The combination of the companies will require, among other things, integration of Infoseek's and Starwave's respective product and service offerings and coordination of the companies' sales, marketing and research and development efforts. There can be no assurance that the combined companies will be able to take full advantage of the combined sales force's efforts. The different geographic locations of the principal operations of each of Infoseek California, Starwave and the Joint Ventures will also render such integration more difficult. Further, the combined companies will have a substantially expanded employee base which will require substantial dedication of management and other resources. At June 30, 1998 Infoseek employed approximately 280 persons and Starwave employed approximately 330 persons, including employees of Starwave related to the Joint Ventures. In addition, given the expanded operations of the combined companies, the combined companies' business will be increasingly influenced by its ability to retain and recruit qualified management, engineering, and sales and marketing personnel. The failure to effectively recruit and retain sufficient and qualified personnel for the combined companies' operations would have a material adverse effect on the business, results of operations, financial condition and prospects of the combined companies. There is no assurance that the foregoing will be accomplished smoothly or successfully. The integration of operations following the Mergers will require the dedication of management resources, which may distract attention from the day-to-day operations of the combined companies. The inability of management to successfully integrate the operations of the companies could have a material adverse effect upon the business, operating results and financial condition of the combined companies.

Risks Related to Development, Launch and Acceptance of Planned New Portal
Service.   Infoseek believes that development, launch and promotion of the New
Portal Service combining certain of the content, promotion, brands and technologies of Infoseek, Starwave, ABCNews.com, ESPN SportsZone.com and Disney, among other things, is a critical aspect of the combined companies' efforts to attract and expand their Internet audience and to differentiate the combined companies from their competitors and that the importance of this strategy will increase due to the growing number of Internet sites and the relatively low barriers to entry in providing Internet content. While Infoseek currently plans to launch a preview release of the New Portal Service by the end of calendar year 1998, there can be no assurance that the preview release can be successfully developed and launched in such time frame and the preview release of the New Portal Service, as initially launched, will not have all of the functionality and services currently planned for such service. The foregoing estimate of the timing of the launch of the planned preview release New Portal Service is a forward-looking statement that is subject to risks and uncertainties. Actual results may vary materially as a result of a number of factors, including but not limited to those set forth below in this paragraph, and under "--Uncertainties Related to Integration of Operations" and "--Dependence on Joint Ventures and Third Party Relationships." If consumers do not perceive the New Portal Service content and experience to be of high quality, or if the combined companies introduce new Internet sites or enter into new business ventures that are not favorably received by consumers, the combined companies will be unsuccessful in expanding their Internet audience. There can be no assurance that Infoseek and Starwave will be able to successfully develop and launch the planned New Portal Service on a timely basis, or at all, and the combined companies are dependent, in part, upon Disney and the Joint Ventures for successful development and launch of the New Portal Service. In addition, the New Portal Service will be promoted, in part, by Disney and the quality and medium of such promotion will be in large part at Disney's discretion. In this connection, Infoseek has agreed to purchase $165 million of promotional services over a five year period from ABC for the New Portal Service and there can be no assurance that Infoseek will be able to offset the costs of these promotional activities through increased cash flows from operations. Furthermore, in order to attract users to the planned New Portal Service, and to promote and maintain awareness of the Go Network brand in response to competitive pressures, the combined companies will be required to increase their budget for Internet content and promotion and to increase substantially their financial commitment to creating and maintaining a distinct brand loyalty among consumers. If the combined companies are unable to successfully develop, launch and promote the planned New Portal Service in a timely manner, or if the combined companies incur excessive expenses in this connection or in an attempt to improve the New Portal Service or promote and maintain their brands, the combined companies' businesses, financial condition and operating results will be materially adversely affected. The Go Network name is a trademark of Disney that is the subject of a license agreement between Disney and Infoseek, and Infoseek is dependent upon Disney to enforce the intellectual property in such trademark against third parties and there can be no assurance that Disney will take adequate steps to enforce such intellectual property rights or that, if it takes such steps, it will prevail in such enforcement. See "--Risks Related to Infoseek's Business--Intellectual Property and Proprietary Rights." In addition, although under the Reorganization Agreement Disney has agreed for a period of fifteen years following the effective time of the Mergers or the earlier termination of the License Agreement not to compete with Infoseek in the United States with respect to a broadbased Internet portal service for narrowband delivery and Disney and the ESPN partner and ABCNews partner (and their respective affiliates) pursuant to the Joint Ventures have agreed not to develop or commercialize narrowband sports or general news-related products or services in the United States or Canada, none of the licensing or commercial agreements legally prohibits Disney from entering into strategic transactions with any of Infoseek's competitors or from providing Disney content to Infoseek's competitors, and Disney currently provides certain of its content, subject to the restrictions noted above, to competitors of Infoseek and maintains a number of web sites not expected to be linked to the New Portal Service. There can be no assurance that Disney will not enter into any such agreements which, if competitive to the planned New Portal Service, could have a material adverse effect upon the success of the New Portal Service.

Effect of Mergers and Planned Launch of New Portal Service on Service Users and
Customers.   There can be no assurance that the present and potential customers of Starwave and Infoseek will continue their current usage and buying patterns without regard to the proposed Mergers and related transactions between Infoseek and Disney. For example, there can be no assurance that large media companies and certain other competitors of Disney will elect to advertise or provide content to Infoseek's present Internet service (the "Infoseek Service") or the New Portal Service. Any significant delay or reduction in sales or orders could have an adverse effect on the near-term business and results of operations of the combined companies. In addition, there can be no assurance that the launch and promotion of the planned New Portal Service will not result in potential confusion or a decline in loyalty among users or customers of the Infoseek Service or the websites of Starwave or the Joint Ventures.

Potential Ownership Control By Disney.   Upon completion of the proposed Mergers
and related transactions by and between Infoseek and Disney, Disney will own approximately 43% of the outstanding shares of Infoseek common stock and warrants (generally vesting over a three-year period) to increase its ownership to 50.1% with rights to maintain such percentage ownership as well as its warrant ownership through purchases from Infoseek in the event of dilutive issuances. However, during a standstill period of three years under a governance agreement (the "Governance Agreement") (subject to early termination under certain circumstances), Disney may not increase its percentage ownership to more than 49.9%. As a result of its current and future ownership stake, Disney may be able to exercise effective control over many matters requiring stockholder approval, and has supermajority Board approval rights for certain Infoseek transactions, including charter or bylaw amendments, change of control transactions, sales of 15% or more of Infoseek's assets, issuances of securities representing 15% or more of Infoseek's outstanding shares or for consideration of $200 million or more, the incurrence of indebtedness or cash expenditures of $200 million or more, or any appointment of a new Chief Executive Officer. The Governance Agreement also provides that so long as Disney maintains an ownership interest in Infoseek of 25% or more, Disney will be entitled to have its nominees for director submitted to a vote of stockholders of Infoseek in a number
(initially three of an expanded eight Board seats) sufficient to require the approval of the Disney nominees for those transactions requiring supermajority Board approval. Further, since the standstill provisions of the Governance Agreement terminate on certain occurrences, including a third party tender offer or a tender offer by Disney for all Infoseek shares, such termination would permit Disney to acquire greater than 49.9% voting power prior to the expiration of the three-year period. These provisions, as well as the terms of Disney's license of certain intellectual property underlying the New Portal Service that trigger termination of such license in the event a third party acquires 25% or more of Infoseek's outstanding voting stock, may prevent or discourage tender offers for Infoseek's common stock or changes in the control of Infoseek unless the terms are approved by Disney, and thus may preclude any person other than Disney from acquiring all or substantially all of the outstanding shares of Infoseek common stock that Disney does not own following completion of the transactions contemplated by the Reorganization Agreement.

Amortization of Goodwill and Increased Operating Expenditures Will Delay
Profitability of Combined Companies.   Because the acquisition of Starwave will
be accounted for under the "purchase" method of accounting, the purchase price will be allocated to the acquired assets and liabilities of Starwave. An in-process research and development charge, preliminarily estimated to be approximately $74.4 million, will be recorded in the quarter the Starwave Merger is consummated. In addition, intangible assets related to developed technology and assembled workforce are preliminarily estimated at approximately $49.4 million and will be amortized over two years. Intangible assets related to goodwill, Joint Ventures and other intangibles were preliminarily estimated to be approximately $645.8 and $179.5 million, respectively, which will be amortized over ten years. In addition, the combined companies expect to incur increased operating expenditures associated with the expanded operations of the combined companies' business and the development, launch and promotion of the planned New Portal Service. As a result, the combined companies' profitability is expected to be delayed beyond the time frame in which Infoseek California or Starwave, as independent entities, may have otherwise achieved profitability. Management currently estimates that the combined companies would not achieve profitability until at least 2002 and, excluding the amortization of goodwill and other intangibles associated with the Starwave Merger, until at least 2000. The foregoing estimates of the time period in which the combined companies would not achieve profitability are forward-looking-statements that are subject to risks and uncertainties. Actual results may vary materially as a result of a number of factors, including but not limited to those set forth under "-- Uncertainties Relating to Integration of Operations," "--Risks Related to Development, Launch and Acceptance of Planned New Portal Service," and "--Risks of Acquisition Strategy."

Future Capital Needs; Uncertainty of Additional Financing.   Infoseek currently
anticipates that its cash, cash equivalents, short-term investments, available funds under its equipment term loan facility, approximately $70 million of cash proceeds and the Note in principal amount of $139 million from the sale of Infoseek common stock and the Warrant to Disney in connection with the Mergers, and cash flows generated from advertising revenues, will be sufficient to meet its anticipated needs for working capital and other cash requirements, assuming completion of the proposed Mergers, through at least September 30, 1999. Thereafter, Infoseek may need to raise additional funds. Infoseek may need to raise additional funds sooner, however, in order to fund more rapid expansion, to develop new or enhance existing services or products, to respond to competitive pressures or to acquire complementary products, businesses or technologies. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of the shareholders of Infoseek will be reduced, shareholders may experience additional dilution and such securities may have rights, preferences or privileges senior to those of the holders of Infoseek's common stock. There can be no assurance that additional financing will be available on terms favorable to Infoseek, or at all. If adequate funds are not available or are not available on acceptable terms, Infoseek's ability to fund its expansion, take advantage of acquisition opportunities, develop or enhance services or products or respond to competitive pressures would be significantly limited. Such limitation could have a material adverse effect on Infoseek's business, results of operations, financial condition and prospects. See "Infoseek Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

Risk of Future Dilution Related to Disney's Right to Maintain its Ownership
Position.   The issuance and sale of additional shares of Infoseek common stock following the consummation of the transactions contemplated by the Reorganization Agreement to Disney pursuant to Disney's contractual right to maintain its percentage ownership of Infoseek common stock and, under certain circumstances, to obtain additional warrants may have dilutive effects on Infoseek's earnings per share and will result in share ownership dilution to Infoseek stockholders. The shares acquired by Disney pursuant to its right to maintain must be purchased by Disney at a price equal to the price paid in the transaction giving rise to such right to maintain. See "Description of Related Agreements--Equity and Governance Agreements."

Dependence on Joint Ventures and Third Party Relationships.   The success of the
combined companies will be significantly influenced by the continuation and integration of Starwave's joint ventures and third party relationships, especially the ESPN Joint Venture and the ABCNews Joint Venture. The vast majority of Starwave's economic value is derived from its ESPN SportsZone web site, which is produced under its joint venture with the ESPN Partner, and its ABCNews.com web site, which is produced under its joint venture with the ABC Partner. On a pro forma basis for the twelve months ended December 31, 1997 and the six months ended June 30, 1998 (assuming that the Representation Agreements had been in place during such periods), revenues of these Joint Ventures would have represented 29% of the total corresponding period revenues of the combined companies. The combined companies' future success will depend to a large extent on their ability to maintain their relationships with existing co-branding partners such as ESPN and ABC, and to establish relationships with new partners for the development of co-branded Internet web sites. A failure to maintain its relationships with existing co-branding partners, or to develop new relationships, would significantly curtail the combined companies' ability to maintain or create interactive services and products that are attractive to users and advertisers, and could have a material adverse effect on the combined companies' business, results of operations and financial condition.

Risk of Inability to Achieve Revenue Minimums Under Representation Agreements. Under a ESPN Representation Agreement and a ABC News Representation
Agreement, Starwave has agreed to act as the representative of the ESPN Joint Venture and the ABCNews Joint Venture in the sale of advertising and related services for such Joint Ventures. Pursuant to these agreements, Starwave has agreed to make quarterly payments to the Joint Ventures equal to the greater of
(i) a guaranteed minimum amount or (ii) revenues actually billed to third parties (whether or not collected) in the performance of such services, in each case less Starwave's costs of providing the services and a profit margin. There can be no assurance that Starwave will be able to sell the guaranteed minimum amount in any quarterly period or be able to collect the receivables resulting from such revenue related activities, which could have a material adverse effect on the combined companies' business, results of operations and financial condition.

Costs of Integration; Transaction Expenses.   Infoseek estimates that it will
incur costs of $22.0 million associated with the transactions contemplated by the Reorganization Agreement, which will be accounted for as part of the purchase price of the transactions. The $22.0 million of direct costs includes approximately $5.0 million for liabilities related to involuntary employee termination benefits and relocations of Starwave employees and $5.0 million for costs to exit other Starwave activities, primarily operating leases of Starwave. In the event the proposed Mergers are not consummated, Infoseek will take a charge of $2.8 million to operating expense. The combined companies expect to incur additional integration costs of up to $5.0 million of which $1.4 million were included in the results for the quarter ended September 30, 1998. These costs will affect future operations and do not qualify as liabilities in connection with a purchase business combination. There can be no assurance that the combined companies will not incur additional material charges in subsequent quarters to reflect additional costs associated with the Starwave Acquisition.

Dependence on Continued Growth in Use of the Internet.   Future growth in the
combined companies' revenues will depend on the widespread acceptance and use of the Internet and other interactive online platforms as a source of information and entertainment and as a vehicle for commerce in goods and services. Rapid growth in the use of and interest in the Internet is a recent phenomenon, and there can be no assurance that acceptance and use of the Internet will continue to develop or that a sufficient base of users will emerge to support the combined companies' businesses. Moreover, critical issues concerning the commercial use of the Internet (including security, reliability, cost, ease of use and access, quality of service and acceptance of advertising) remain unresolved and may negatively affect the growth of Internet use or the attractiveness of the Internet for advertising and online transactions. The Internet may not be accepted as a viable commercial medium for a number of reasons, including potentially inadequate development of the necessary network infrastructure, failure to develop or untimely development of critical enabling technologies, or inadequate commercial support for Internet-based advertising. To the extent that the Internet continues to experience an increase in users, an increase in frequency of use or an increase in the bandwidth requirements of users, there can be no assurance that the Internet infrastructure will be able to support the demands placed upon it. The widespread deployment of cable modems and other higher bandwidth enabling technologies has to date experienced delays, and continuing delays in the development and deployment of such technologies could slow the growth in the use of the Internet. In addition, the Internet could lose its viability as a commercial medium due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity, or as the result of increased government regulation. Changes in or insufficient availability of telecommunications services to support the Internet also could result in slower response times and could adversely affect use of the Internet generally and of the combined companies' Internet services in particular. In addition, corporations and other networks providing access to the Internet may restrict access to certain sites or hours of usage, which could limit access to and reduce traffic on the combined companies' services. If use of the Internet does not continue to grow or grows more slowly than expected, the Internet infrastructure does not effectively support growth that may occur, or access to the Internet or the combined companies' services is otherwise restricted, the combined companies' business, financial condition and operating results would be materially adversely affected.

Risks of Acquisition Strategy.   The combined companies believe that it may be
necessary to enter into joint ventures or other strategic relationships in addition to those contemplated by the proposed Starwave Acquisition and the related agreements, or to make acquisitions of complementary products, technologies or businesses in order to remain competitive. The failure of Infoseek to execute such a strategy may lead to decreased market share, viewer traffic or brand loyalty, which may have a material adverse effect on Infoseek's business, results of operations, financial condition and prospects. Pursuant to this strategy, on July 24, 1998, Infoseek agreed to acquire Quando, an Internet company with electronic commerce capabilities, to complement Infoseek's existing technologies. Infoseek expects to account for the Quando acquisition as a purchase transaction and expects to incur write-offs related to in-process research and development of approximately $9.4 million in the quarter ending December 31, 1998 in connection with the Quando acquisition. In addition, intangible assets related to goodwill, developed technology and assembled workforce are preliminarily estimated at approximately $12.6 million and will be amortized over two years. In addition, acquisition transactions are accompanied by a number of risks, including, among other things, the difficulty of integrating the operations and personnel of the acquired companies, the potential disruption of the combined companies' ongoing businesses, the inability of management to maximize the financial and strategic position of the combined companies through the successful incorporation of acquired technology or content and rights into the combined companies' products and media properties, expenses associated with the transactions, additional expenses associated with amortization of acquired intangible assets, the maintenance of uniform standards, controls, procedures and policies, the impairment of relationships with employees and customers as a result of any integration of new management personnel, and the potential unknown liabilities associated with acquired businesses. There can be no assurance that the combined companies would be successful in overcoming these risks or any other problems encountered in connection with such acquisitions. In addition, no assurance can be given that any other acquisitions will or will not occur, that if an acquisition does occur it will not materially and adversely affect the combined companies or that any such acquisition will be successful in enhancing the combined companies' businesses. If the combined companies proceed with additional significant acquisitions in which the consideration consists of cash, a substantial portion of the combined companies' available cash could be used to consummate the acquisitions. If the combined companies were to consummate one or more acquisitions in which the consideration consisted of stock, stockholders of Infoseek could suffer dilution of their interests in Infoseek.

In addition, following the Mergers and related transactions with Disney, Infoseek may not (and, if Disney elects to obtain control when eligible to do so, may not) be able to account for subsequent acquisitions as pooling-of-interests and, as a result, may have to recognize significant goodwill related to the acquisition of intangibles, the amortization of which would adversely affect Infoseek's subsequent results of operations, and may incur charges for acquired in-process technology in the period in which the acquisition occurs that would adversely affect Infoseek's results of operations in such period.

Internet Security and Electronic Commerce Risks.   Concerns over the security of
online transactions and the privacy of users may inhibit the growth of the Internet generally, particularly as a means of conducting commercial transactions. A party who is able to circumvent either of the combined companies' security measures could misappropriate confidential or proprietary information or cause interruptions in the combined companies' online operations. The combined companies expect to expend significant capital and resources to protect against the threat of such security breaches or to alleviate problems caused by such breaches, but there can be no assurance that the combined companies' efforts in this regard will be successful. To the extent that activities of the combined companies or third party contractors involve the storage and transmission of confidential or proprietary information, such as computer software or credit card numbers, security breaches could expose the combined companies to a risk of loss or litigation and possible liability. There can be no assurance that contractual provisions attempting to limit the combined companies' liability in such areas will be successful or enforceable, or that other parties will accept such contractual provisions as part of the combined companies' agreements. Neither Infoseek nor Starwave currently maintains insurance against the foregoing risks (other than standard business interruption and crime insurance, to the extent applicable). To the extent that the combined companies derive a material portion of revenue from electronic commerce in the future, the combined companies will evaluate obtaining additional insurance for these risks. To the extent the combined companies do not or are unable to obtain adequate insurance at such time, security breaches into the combined companies' systems, if substantial or repeated, could have a material adverse effect on the combined companies' business, results of operations and financial condition.

Developing Market; Unproven Acceptance of Internet Advertising and of the
Combined Companies' Products and Services.   The combined companies' future
success is highly dependent upon the increased use of the Internet and intranets for information publication, distribution and commerce. The market for the combined companies' products and services has only recently begun to develop, is rapidly evolving and is characterized by an increasing number of market entrants with products and services for use on the Internet and intranets. Most of Infoseek's and Starwave's advertising customers have only limited experience with the Internet as an advertising medium, have not yet devoted a significant portion of their advertising expenditures to Internet-based advertising, and may not find such advertising to be effective for promoting their products and services relative to traditional print and broadcast media. No standards have been widely accepted for the measurement of the effectiveness of Internet based advertising, and there can be no assurance that such standards will develop sufficiently to support the Internet as a significant advertising medium. The Internet industry is young and has few proven products and services. In particular, because the combined companies expect to derive substantially all of their revenues in the foreseeable future from sales of Internet advertising, the future success of the combined companies is highly dependent on the development of the Internet as an advertising medium. If the market fails to continue to develop, develops more slowly than expected or becomes saturated with competitors, or if the combined companies' products and services do not achieve or sustain acceptance by Internet users or advertisers, the combined companies' business, results of operations, financial condition and prospects would be materially adversely affected. The combined companies believe that advertising sales in traditional media, such as television, are generally lower in the first and third calendar quarters of each year as compared with the respective preceding quarters and that advertising expenditures fluctuate significantly with economic cycles. Depending on the extent to which the Internet is accepted as an advertising medium, seasonality and cyclicality in the level of advertising expenditures generally could become more pronounced for this medium. Seasonality and cyclicality in advertising expenditures generally, or with respect to Internet-based advertising specifically, could have a material adverse effect on the combined companies' business, financial condition and operating results.

Government Regulation and Legal Uncertainties.   Infoseek and Starwave are not
currently subject to direct regulation by any government agency, other than regulations generally applicable to businesses, and there are currently few laws or regulations directly applicable to access to or commerce on the Internet. A number of legislative and regulatory proposals are under consideration by federal, state and foreign governmental organizations, and it is possible that a number of laws or regulations may be adopted with respect to the Internet covering issues such as user privacy, pricing and characteristics and quality of products and services. The adoption of any such laws or regulations may decrease the growth of the Internet, which could in turn decrease the demand for the combined companies' products, increase the combined companies' cost of doing business, or otherwise have an adverse effect on the combined companies' business, results of operations, financial condition and prospects. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, copyright, trade secret, libel and personal privacy is uncertain and developing. Any such new legislation or regulation, or application or interpretation of existing laws, could have a material adverse effect on the combined companies' business, results of operations, financial condition and prospects.

Year 2000 Compliance. Infoseek and Starwave are aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The "year 2000 problem" is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two-digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

Infoseek management has conducted a review of Infoseek's exposure to the year 2000 problem, including working with computer systems and software vendors to assure that they are prepared for the year 2000. Based on this review and discussions with such vendors, Infoseek currently believes that its internal systems are year 2000 compliant (with the exception of a single system, which is scheduled to be replaced as part of a regular upgrade program and is not material to Infoseek's operations). Infoseek does not expect to further incur any significant operating expenses or invest in additional computer systems to resolve issues relating to the year 2000 problem, with respect to both its information technology and product and service functions.

Starwave Management is conducting a review of Starwave's exposure to the year 2000 problem, including working with computer system, data feed and software vendors to assure that they are prepared for the year 2000. Based on this review and discussions with such vendors, Starwave currently believes that its internally developed systems are year 2000 compliant (with the exception of two systems, which are scheduled to be replaced as part of a regular upgrade program). Starwave does not expect to further incur any significant operating expenses or significant investment in additional computer systems to resolve issues relating to the year 2000 problem, with respect to both its information technology and product and service functions. Starwave has also inventoried, and is in the process of contacting, third party software and data feed vendors to assure their systems are year 2000 compliant.

Notwithstanding the foregoing, significant uncertainty exists concerning the effects of the year 2000 problem, including uncertainty with respect to assurances made by Infoseek's and Starwave's vendors. Further, neither Infoseek nor Starwave has investigated year 2000 compliance of third parties who are not vendors of Infoseek or Starwave, respectively, and neither Infoseek nor Starwave has control over such third parties' compliance. For example, the failure of any site to which a link appears on the Infoseek Service or a Starwave website could result in the loss of such link and therefore reduce the breadth of services offered through links from the Infoseek Service or the Starwave website, respectively, which may in turn materially adversely affect the Infoseek Service or the Starwave website and the value of user traffic and advertisers using such service or website. Any failure of Infoseek, Starwave or their respective viewers, customers, linked sites, advertisers or other third parties to be year 2000 compliant could materially affect the business, results of operations, financial conditions and prospects of Infoseek and/or Starwave.

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



                       INFOSEEK CORPORATION

                      By:   /s/ Remo Canessa

                            Remo Canessa
                            Vice President, Chief Financial Officer
                            (Principal Accounting and Financial Officer)

                            Dated: November 16, 1998


                      By:   /s/ Leslie E. Wright

                            Leslie E. Wright
                            Vice President, Chief Operating Officer

                            Dated: November 16, 1998